Form 10-Q
period 1999-05-01
BARNEYS NEW YORK INC
filed 1999-06-15
CIK 1087414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

{ X } Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended May 1, 1999 or

{   }   Transition report pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934

        For the transition period from   ______________ to ________________

Commission File Number - None


                             BARNEYS NEW YORK, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           13-4040818
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                          identification number)


575 Fifth Avenue, New York, New York                                 10017
------------------------------------                                 -----
(Address of principal executive offices)                           (Zip Code)


       Registrant's telephone number, including area code: (212) 339-7300


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                Yes {  }   No { X }

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes { X }  No {  }


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         As of June 13, 1999 there were 12,500,022 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                            QUARTER ENDED MAY 1, 1999

                                Table of Contents

                                                                                                 Page No.
                                                                                                 --------
PART I.       FINANCIAL INFORMATION

ITEM 1.      Financial Statements (Unaudited)

         Condensed consolidated statements of operations - Three months ended
              May 1, 1999 and May 2, 1998.......................................................... 3

         Condensed consolidated balance sheets - May 1, 1999 and
              January 30, 1999..................................................................... 4

         Condensed consolidated statements of cash flows - Three months ended
              May 1, 1999 and May 2, 1998.......................................................... 5

         Notes to condensed consolidated financial statements - May 1, 1999........................ 6

ITEM 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................. 7

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk........................... 11

PART II.      OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K.................................................... 12


SIGNATURES......................................................................................... 13


INDEX OF EXHIBITS.................................................................................. 14


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                       SUCCESSOR   | PREDECESSOR
                                                                        COMPANY    |   COMPANY
                                                                       3 MONTHS    |  3 MONTHS
                                                                         ENDED     |    ENDED
                                                                        5/1/99     |    5/2/98
                                                                      ------------ | -------------
                                                                                   |
Net sales                                                                $ 85,841  |     $ 87,309
Cost of sales                                                              45,775  |       46,298
                                                                      ------------ | -------------
                                                                                   |
          Gross profit                                                     40,066  |       41,011
                                                                                   |
Expenses:                                                                          |
                                                                                   |
  Selling, general and administrative expenses                                     |
     (including occupancy costs)                                           37,414  |       38,562
  Depreciation and amortization                                             4,316  |        2,313
  Other income - net                                                       (1,012) |       (1,015)
                                                                      ------------ | -------------
          (Loss) income before interest and financing costs,                       |
              reorganization costs and income taxes                          (652) |        1,151
                                                                                   |
Interest and financing costs, net of interest income                        3,120  |        3,035
                                                                      ------------ | -------------
                                                                                   |
          Loss before reorganization costs                                         |
               and income taxes                                            (3,772) |       (1,884)
                                                                                   |
Reorganization costs                                                            -  |        2,889
                                                                      ------------ | -------------
          Loss before income taxes                                         (3,772) |       (4,773)
                                                                                   |
Income taxes                                                                   19  |           19
                                                                      ------------ | -------------
                                                                                   |
          Net loss                                                       $ (3,791) |     $ (4,792)
                                                                      ============ | =============
                                                                                   |
Basic and diluted net loss per share of common stock                     $  (0.30) |
                                                                      ============ |
                                                                                   |
Weighted average number of shares of common                                        |
     stock outstanding                                                     12,500  |
                                                                      ============ |


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                                MAY 1,       JANUARY 30,
                                                                                                 1999            1999
                                                                                            --------------- ---------------
         ASSETS
         Current assets:
             Cash and cash equivalents                                                             $ 6,028         $ 6,824
             Restricted cash                                                                         4,625           5,082
             Receivables, less allowances of $4,456 and $4,356                                      25,097          27,841
             Inventories                                                                            63,928          65,551
             Other current assets                                                                    5,105           6,347
                                                                                            --------------- ---------------
                   Total current assets                                                            104,783         111,645
         Fixed assets at cost, less accumulated depreciation
              and amortization of $2,093 and $0                                                     49,495          51,356
         Excess reorganization value, less accumulated amortization of $2,222 and $0               175,548         177,767
         Other assets                                                                                3,025           3,186
                                                                                            --------------- ---------------

                   Total assets                                                                  $ 332,851       $ 343,954
                                                                                            =============== ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
             Accounts payable                                                                     $ 11,991        $ 15,996
             Accrued expenses                                                                       41,541          54,585
                                                                                            --------------- ---------------
                   Total current liabilities                                                        53,532          70,581

         Long-term debt                                                                            127,465         118,533
         Other long-term liabilities                                                                   805               -

         Redeemable Preferred Stock                                                                    542             500

         Shareholders' equity:
             Common stock--$.01 par value; authorized
                  25,000,000 shares--issued 12,500,000 shares                                          125             125
             Additional paid-in capital                                                            154,173         154,215
             Accumulated deficit                                                                    (3,791)              -
                                                                                            --------------- ---------------
                   Total shareholders' equity                                                      150,507         154,340
                                                                                            --------------- ---------------

         Total liabilities and shareholders' equity                                              $ 332,851       $ 343,954
                                                                                            =============== ===============

   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                              SUCCESSOR    |  PREDECESSOR
                                                               COMPANY     |    COMPANY
                                                              3 MONTHS     |   3 MONTHS
                                                                ENDED      |     ENDED
                                                               5/1/99      |    5/2/98
                                                            -------------- | --------------
                                                                           |
CASH FLOWS FROM OPERATING ACTIVITIES:                                      |
Net loss                                                         $ (3,791) |      $ (4,792)
Adjustments to reconcile net loss to net cash used                         |
     by operating activities:                                              |
Depreciation and amortization                                       4,559  |         2,991
Deferred rent                                                         805  |           (74)
Other                                                                   -  |             4
Decrease (increase) in:                                                    |
     Receivables                                                    2,744  |        (1,798)
     Inventories                                                    1,623  |          (555)
     Other current assets                                           1,242  |         2,510
     Long-term assets                                                  (9) |            29
Increase (decrease) in:                                                    |
     Accounts payable and accrued expenses                        (17,053) |        (1,841)
                                                            -------------- | --------------
          Net cash used by operating activities                    (9,880) |        (3,526)
                                                            -------------- | --------------
                                                                           |
CASH FLOWS FROM INVESTING ACTIVITIES:                                      |
Fixed asset additions                                                (232) |          (643)
Reduction of restricted cash                                          457  |             -
                                                            -------------- | --------------
          Net cash provided (used) by investing activities            225  |          (643)
                                                            -------------- | --------------
                                                                           |
CASH FLOWS FROM FINANCING ACTIVITIES:                                      |
Proceeds from credit facility                                      96,879  |       100,173
Repayments of credit facility                                     (88,020) |       (97,323)
                                                            -------------- | --------------
          Net cash provided by financing activities                 8,859  |         2,850
                                                            -------------- | --------------
                                                                           |
Net decrease in cash                                                 (796) |        (1,319)
Cash and equivalents - beginning of period                          6,824  |         3,977
                                                            -------------- | --------------
Cash and equivalents - end of period                              $ 6,028  |       $ 2,658
                                                            ============== | ==============


   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

         Barneys New York, Inc. ("Holdings") and Subsidiaries (collectively the "Company") is a retailer of men's and women's apparel and accessories and items for the home. On January 10, 1996, Barney's, Inc. and Subsidiaries (the "Predecessor Company") filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. The Predecessor Company's Plan of Reorganization (the "Plan of Reorganization") was confirmed on December 21, 1998 and became effective on January 28, 1999 (the "Effective Date"). On that date, the Company adopted "fresh-start" reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") which resulted in adjustments to the Company's stockholders equity and the carrying value of certain assets and liabilities. Accordingly, the Company's post-reorganization (Successor Company) financial statements are not prepared on the same basis as the pre-reorganization (Predecessor Company) financial statements. A vertical black line is shown in the accompanying financial statements to separate the post-reorganization periods from the pre-reorganization periods.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of May 1, 1999, and the results of its operations and its cash flows for the three-month periods ended May 1, 1999 and May 2, 1998. The results of operations for the three-month period may not be indicative of the results for the entire year.

         These financial statements should be read in conjunction with the audited financial statements for the six months ended January 30, 1999 and related notes which are included in the Company's Registration Statement on Form
10. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         As used herein, Successor Company refers to Barneys New York, Inc. and Subsidiaries from and after the Effective Date and Predecessor Company refers to Barney's, Inc. and Subsidiaries prior to the Effective Date.

(2)      Long-Term Debt

         At May 1, 1999, there were outstanding loans under the Company's revolving credit facility (the "Revolving Credit Facility") of approximately $70,953,000, and $11,100,000 was committed under unexpired letters of credit.

         Effective June 2, 1999, the Company and the lenders under the Revolving Credit Facility entered into an amendment thereto adjusting the definition of earnings before interest, taxes, depreciation and amortization ("EBITDA") to allow for the inclusion of up to $3 million of cash equity contributed to the Company during the fiscal year ending January 29, 2000 as part of EBITDA, as defined. As of May 1, 1999, the Company was in compliance with each of the covenants contained in the Revolving Credit Facility.

(3)      Income Taxes

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. A federal income tax benefit was not recorded in either the first quarter of 1999 or 1998, as the future use of net operating losses generated in those periods was uncertain. In the respective periods, however, the Company has provided income taxes principally for state, local and franchise taxes.

(4)      Earnings (loss) Per Share

         Earnings (loss) per common share is computed as net loss divided by the weighted average number of common shares outstanding. Earnings per common share of the Predecessor Company has not been included herein as the computation would not provide meaningful results as the capital structure of the Successor Company is not comparable to that of the Predecessor Company.

         As of May 1, 1999, the Company's common stock was not actively traded.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings and cash flows. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: general economic and business conditions, both nationally and in those areas in which the Company operates; demographic changes; prospects for the retail industry; competition; changes in business strategy or development plans; the loss of management and key personnel; the availability of capital to fund the expansion of the Company's business; changes in consumer preferences or fashion trends; adverse weather conditions, particularly during peak selling seasons; failure of the Company or third parties to be Year 2000 compliant; and changes in the Company's relationships with designers, vendors and other suppliers.


Results of Operations

         The Company is engaged in three distribution channels which encompass its various product offerings: the full-price stores, the outlet stores and the warehouse sale events. The Company's emergence from bankruptcy on the Effective Date is a key factor affecting comparability of operating results for the three months ended May 1, 1999 as compared to the three months ended May 2, 1998. On the Effective Date, the Company adopted "fresh-start" reporting which resulted in adjustments to the Company's stockholders' equity and the carrying value of certain assets and liabilities. Further, the Company recognized reorganization value in excess of amounts allocable to identifiable assets ("Excess Reorganization Value") of $177.8 million. This excess reorganization value is being amortized by the straight-line method over 20 years.

Three Months Ended May 1, 1999 Compared to the Three Months Ended May 2, 1998

         Net Sales for the three months ended May 1, 1999 were $85.8 million compared to $87.3 million a year ago, a decrease of 1.7%. Included in net sales for the three months ended May 2, 1998 is $1.1 million generated from a full-price store which closed in July 1998. Comparable store sales decreased approximately 0.4%, principally due to a weakness in both the outlet and warehouse sale locations partially offset by an increase at full-price stores.

         Gross profit on sales decreased 2.3% to $40.1 million for the three months ended May 1, 1999 from $41.0 million in the three months ended May 2, 1998, primarily due to lower revenues as a result of the store closing. As a percentage of net sales, gross profit was 46.7% for the three months ended May 1, 1999 compared to 47.0% in the year ago period, principally due to higher markdowns in the outlet and warehouse sale locations.

         Selling, general and administrative expenses, including occupancy expenses, declined 3.0% in the three-month period ended May 1, 1999 to $37.4 million from $38.6 million in the three month period ended May 2, 1998 principally due to continuing improvements from the Company's cost-reduction initiatives as well as additional reductions in personnel and occupancy costs related to the full-price store which closed in July 1998. Selling, general and administrative expenses were 43.6% of sales in the three months ended May 1, 1999 as compared to 44.2% in the three months ended May 2, 1998. As a direct consequence of the Predecessor Company's Plan of Reorganization becoming effective, occupancy expense in the three months ended May 1, 1999 as compared to the three months ended May 2, 1998 increased approximately $1.5 million due to increased rent expense at the Company's three flagship stores in New York, Beverly Hills and Chicago. This increase, however, was substantially offset by the elimination of rental expense, again as a direct consequence of the Predecessor Company's Plan of Reorganization becoming effective, associated with certain equipment previously leased by the Predecessor Company.

         Depreciation and amortization increased 86.6% in the three-month period ended May 1, 1999 to $4.3 million from $2.3 million in the prior year. This increase was primarily due to the amortization of the excess reorganization value.

         Interest expense increased in the three months ended May 1, 1999 to $3.1 million from $3.0 million a year ago. Interest associated with borrowings under the Company's credit facility declined significantly due to a lower effective interest rate, driven by a reduction in the portion of interest expense associated with the amortization of related bank fees, as well as lower average borrowings. This reduction was offset by approximately $1.5 million of interest expense associated with the new notes issued pursuant to the Plan of Reorganization.

         Average borrowings for the three months ended May 1, 1999 and May 2, 1998 were $63.8 million and $66.6 million, respectively, and the effective interest rate on the Company's outstanding debt was 10.6% in the three months ended May 1, 1999 compared to 17.7% in the comparable period of the prior year.

         There were no Reorganization costs incurred subsequent to the Plan of Reorganization becoming effective. In the three-month period ended May 2, 1998 there were $2.9 million of reorganization costs.

         The Company's net loss for the first quarter of 1999 was $3.8 million compared to a net loss of $4.8 million for the first quarter of 1998. Basic and diluted net loss per common share for the first quarter of 1999 was ($0.30) per common share.



LIQUIDITY AND CAPITAL

Liquidity and Capital Resources


         The Company's cash used in operations for the three months ended May 1, 1999 was $9.9 million compared to $3.5 million in the three months ended May 2, 1998. The increase is primarily due to payments made during the three months ended May 1, 1999 for administrative claims and certain assumed pre-petition liabilities of the Predecessor Company in the aggregate amount of approximately $9.6 million. The Company's working capital was $51.3 million at May 1, 1999 compared to $41.1 million at January 30, 1999. The Predecessor Company's working capital (deficiency) was ($23.9) million at May 2, 1998. The Company's primary source of liquidity has been borrowings under the Revolving Credit Facility.

         The Company incurred capital expenditures of $0.2 million during the three-month period ended May 1, 1999. The Company's capital expenditures are expected to be approximately $7.0 million in fiscal 1999 primarily for the remodeling of existing stores. The Company will fund these expenditures through borrowings under the Revolving Credit Facility. Pursuant to the covenants contained in the Revolving Credit Facility, the Company's total capital expenditures for fiscal year 1999 may not exceed $7,250,000.

         At May 1, 1999, the Company had approximately $24.1 million of availability under the Revolving Credit Facility, after considering $71.0 million of revolving loans and $11.1 million of letters of credit outstanding.

         Effective June 2, 1999, the Company and the lenders under the Revolving Credit Facility entered into an amendment thereto adjusting the definition of earnings before interest, taxes, depreciation and amortization ("EBITDA") to allow for the inclusion of up to $3 million of cash equity contributed to the Company during the fiscal year ending January 29, 2000 as part of EBITDA, as defined. As of May 1, 1999, the Company was in compliance with each of the covenants contained in the Revolving Credit Facility.

         There can be no assurance that the Company can achieve its financial forecasts in its fiscal year ending January 29, 2000 or beyond. Any material deviations from the Company's forecasts could require the Company to seek alternative sources of financing or to reduce expenditures. There can also be no assurance that alternative financing could be obtained, or if obtained, that it would be on terms acceptable to the Company.



YEAR  2000

         The Year 2000 ("Y2K") issue relates to the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. Many computer systems and software products may not be able to interpret dates after December 31, 1999 because such systems and products allow only two digits to indicate the year in a date. As a result, these systems and products are unable to distinguish January 1, 2000 from January 1, 1900, which could have adverse consequences on the operations of an entity and the integrity of information processing.

         The Company's management recognized the need to address the Y2K issue in all internal systems and applications. A Y2K plan was developed in April 1998 to define all applications requiring system upgrades.

         Letters were mailed to all system related vendors in March through July of 1998. The letters instructed vendors to confirm status of their systems and/or applications in connection with Y2K compliance needs. The Company required modifications to software and hardware systems to make reasonably certain these applications should perform properly after December 31, 1999. Vendors responded, providing schedules for upgrades on hardware and software utilized by the Company. As of May, 1999, 85% of all vendors have complied with written requests to address Y2K limitations. The remaining 15% of software/hardware vendors have been contacted and schedules are being coordinated with various departments and locations. Completion of modifications is currently scheduled for Fall 1999.

         The Company is modifying or replacing portions of its software systems to attempt to make all applications Y2K compliant. The components requiring upgrade include software related applications controlling merchandising, credit, marketing, accounting, distribution, sales audit and store security systems. The process has provided an opportunity to introduce the latest versions of software as well as to upgrade hardware for loss prevention, purchasing and distribution. New security software computers were installed at the Madison Avenue and Beverly Hills stores. New versions of software are to be installed on the VAX system which controls the Distribution Center sorting equipment.

         The Company is utilizing both internal and external resources to reprogram, replace and test software for Y2K modifications. All computer network servers utilizing Novell technology will be upgraded with Y2K compliant software versions. System related upgrades began in March 1998 when STS, the retail system vendor, began installing Y2K compliant software on the Company's main frame computer.

         Expenditures for Y2K related projects between April 1998 to May 1999 were $165,000, predominately to modify software applications. The Company's management anticipates additional Y2K expenses will total approximately $50,000.

         The Company's cost of the Y2K project, and the dates on which the Company believes it will substantially complete Y2K modifications are based on management's best estimates. Currently no contingency plan exists in the event that Y2K modifications are not complete or ineffective but management will periodically evaluate the need for one and adapt accordingly. There is no certainty or guarantee that these estimates will be achieved, and actual costs could be materially greater than anticipated. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in the Y2K area, the compliance by merchandise and other suppliers and other third parties, and similar uncertainties.

         No assurances can be given that the Company will be able to completely identify or address all Year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the Year 2000 issues, nor can the Company fully predict the consequences of noncompliance.



ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the reported market risks since the end of the most recent fiscal year.

PART 2.  OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibit No.                        Description

                 10.1 Second Amendment, dated as of June 2, 1999 to the Credit Agreement

                 27.1         Financial Data Schedule



(b) The Company did not file any reports on Form 8-K during the quarter ended May 1, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 15, 1999
                                  BARNEYS NEW YORK, INC.

                                  By: /s/ Steven M. Feldman
                                      ----------------------------------------
                                      Name: Steven M. Feldman
                                      Title: Senior Vice President,
                                             Interim Chief Financial Officer

                                 EXHIBIT INDEX


              Exhibit No.                        Description
              -----------                        -----------

                 10.1 Second Amendment, dated as of June 2, 1999 to the Credit Agreement

                 27.1         Financial Data Schedule