Form 10-Q
period 1999-07-31
BARNEYS NEW YORK INC
filed 1999-09-14
CIK 1087414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from   ______________ to ________________

Commission File Number - 000-26229

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

                                Yes [X] No [ ]

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes [X] No [ ]

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           As of September 8, 1999 there were 12,500,022 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

===============================================================================


21645.0001

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                           QUARTER ENDED JULY 31, 1999

                                Table of Contents

                                                                                       Page No.

PART I.         FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

           Condensed consolidated statements of operations - Three and six months
                ended July 31, 1999 and August 1, 1998                                     3

           Condensed consolidated balance sheets - July 31, 1999 and
                January 30, 1999                                                           4

           Condensed consolidated statements of cash flows - Six months
                ended July 31, 1999 and August 1, 1998                                     5

           Notes to condensed consolidated financial statements - July 31, 1999            6

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                        8

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk                15

PART II.        OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K                                         16





SIGNATURES                                                                                17





INDEX OF EXHIBITS                                                                         18


PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)


                                                           SUCCESSOR      |   PREDECESSOR        SUCCESSOR     |   PREDECESSOR
                                                            COMPANY       |     COMPANY           COMPANY      |     COMPANY
                                                          THREE MONTHS    |   THREE MONTHS       SIX MONTHS    |    SIX MONTHS
                                                             ENDED        |      ENDED             ENDED       |      ENDED
                                                         JULY 31, 1999    |   AUGUST 1, 1998   JULY 31, 1999   |  AUGUST 1, 1998
                                                         ---------------- | ----------------- ---------------- |  -----------------
                                                                          |                                    |
                                                                          |                                    |
Net sales                                                       $ 76,698  |         $ 71,898        $ 162,539  |        $ 159,207
Cost of sales                                                     40,523  |           38,627           86,298  |           84,925
                                                         ---------------- | -----------------  --------------- |  ----------------
                                                                          |                                    |
          Gross profit                                            36,175  |           33,271           76,241  |           74,282
                                                                          |                                    |
Expenses:                                                                 |                                    |
                                                                          |                                    |
  Selling, general and administrative expenses (including                 |                                    |
  occupancy costs)                                                36,669  |           34,696           74,083  |           73,258
  Depreciation and amortization                                    4,341  |            2,484            8,657  |            4,797
  Other income - net                                              (1,099) |             (642)          (2,111) |           (1,657)
                                                         ---------------- | -----------------  --------------- |  ----------------
          Loss before interest and financing costs,                       |                                    |
              reorganization costs and income taxes               (3,736) |           (3,267)          (4,388) |           (2,116)
                                                                          |                                    |
Interest and financing costs, net of interest income               3,228  |            3,353            6,348  |            6,388
                                                         ---------------- | -----------------  --------------- |  ----------------
                                                                          |                                    |
          Loss before reorganization costs                                |                                    |
               and income taxes                                   (6,964) |           (6,620)         (10,736) |           (8,504)
                                                                          |                                    |
Reorganization costs                                                   -  |            4,399                -  |            7,288
                                                         ---------------- | -----------------  --------------- |  ----------------
          Loss before income taxes                                (6,964) |          (11,019)         (10,736) |          (15,792)
                                                                          |                                    |
Income taxes                                                          19  |               19               38  |               38
                                                         ---------------- | -----------------  --------------- |  ----------------
                                                                          |                                    |
          Net loss                                              $ (6,983) |        $ (11,038)       $ (10,774) |        $ (15,830)
                                                         ================ | =================  =============== |  ================
                                                                          |                                    |
Basic and diluted net loss per share of common stock            $  (0.56) |                         $   (0.86) |
                                                         ================ |                    =============== |
                                                                          |                                    |
Weighted average number of shares of common                               |                                    |
     stock outstanding                                            12,500  |                            12,500  |
                                                         ================ |                    =============== |





     The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                              JULY 31,          JANUARY 30,
                                                                                                1999               1999
                                                                                          ------------------ ------------------
                                                                                             (UNAUDITED)         (NOTE 1)
           ASSETS
           Current assets:
               Cash and cash equivalents                                                            $ 4,970            $ 6,824
               Restricted cash                                                                        2,383              5,082
               Receivables, less allowances of $4,382 and $4,356                                     20,863             27,841
               Inventories                                                                           64,209             65,551
               Other current assets                                                                   5,495              6,347
                                                                                          ------------------ ------------------
                     Total current assets                                                            97,920            111,645
           Fixed assets at cost, less accumulated depreciation
                and amortization of $4,212 and $0                                                    48,297             51,356
           Excess reorganization value, less accumulated amortization of $4,444 and $0              173,323            177,767
           Other assets                                                                               2,844              3,186
                                                                                          ------------------ ------------------

                     Total assets                                                                 $ 322,384          $ 343,954
                                                                                          ================== ==================

           LIABILITIES AND SHAREHOLDERS' EQUITY
           Current liabilities:
               Accounts payable                                                                    $ 12,883           $ 15,996
               Accrued expenses                                                                      40,117             54,585
                                                                                          ------------------ ------------------
                     Total current liabilities                                                       53,000             70,581

           Long-term debt                                                                           123,712            118,533
           Other long-term liabilities                                                                1,606                  -

           Redeemable Preferred Stock - Aggregate liquidation preference $2,000                         585                500

           Shareholders' equity:
               Common stock--$.01 par value; authorized
                    25,000,000 shares--issued 12,500,022 shares                                         125                125
               Additional paid-in capital                                                           154,130            154,215
               Accumulated deficit                                                                  (10,774)                 -
                                                                                          ------------------ ------------------
                     Total shareholders' equity                                                     143,481            154,340
                                                                                          ------------------ ------------------

           Total liabilities and shareholders' equity                                             $ 322,384          $ 343,954
                                                                                          ================== ==================




              The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (Unaudited)

                                                                                         SUCCESSOR      |    PREDECESSOR
                                                                                          COMPANY       |     COMPANY
                                                                                         SIX MONTHS     |    SIX MONTHS
                                                                                           ENDED        |       ENDED
                                                                                       JULY 31, 1999    |  AUGUST 1, 1998
                                                                                      ----------------- | ------------------
                                                                                                        |
Cash flows from operating activities:                                                                   |
Net loss                                                                                     $ (10,774) |         $ (15,830)
Adjustments to reconcile net loss to net cash used                                                      |
     by operating activities:                                                                           |
Depreciation and amortization                                                                    9,157  |             6,069
Deferred rent                                                                                    1,606  |              (181)
Other                                                                                                -  |                 2
Decrease (increase) in:                                                                                 |
     Receivables                                                                                 6,978  |               296
     Inventories                                                                                 1,342  |            (8,178)
     Other current assets                                                                          852  |             1,192
     Long-term assets                                                                              (16) |               580
Increase (decrease) in:                                                                                 |
     Accounts payable and accrued expenses                                                     (17,584) |             7,615
                                                                                      ----------------- | ------------------
          Net cash used by operating activities                                                 (8,439) |            (8,435)
                                                                                      ----------------- | ------------------
                                                                                                        |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                   |
Fixed asset additions                                                                           (1,154) |            (1,416)
Contributions from landlords                                                                         -  |               203
Reduction of restricted cash                                                                     2,699  |                 -
                                                                                                        |
                                                                                      ----------------- | ------------------
          Net cash provided (used) by investing activities                                       1,545  |            (1,213)
                                                                                      ----------------- | ------------------
                                                                                                        |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                   |
Proceeds from credit facility                                                                  182,679  |           187,639
Repayments of credit facility                                                                 (177,639) |          (178,490)
                                                                                      ----------------- | ------------------
          Net cash provided by financing activities                                              5,040  |             9,149
                                                                                      ----------------- | ------------------
                                                                                                        |
Net decrease in cash                                                                            (1,854) |              (499)
Cash and equivalents - beginning of period                                                       6,824  |             3,977
                                                                                      ----------------- | ------------------
Cash and equivalents - end of period                                                           $ 4,970  |           $ 3,478
                                                                                      ================= | ==================


   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

           Barneys New York, Inc. ("Holdings") and Subsidiaries (collectively the "Company") is a retailer of men's and women's apparel and accessories and items for the home. On January 10, 1996, Barney's, Inc. and Subsidiaries (the "Predecessor Company") filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Predecessor Company's Plan of Reorganization (the "Plan of Reorganization") was confirmed on December 21, 1998 and became effective on January 28, 1999 (the "Effective Date"). On that date, the Company adopted "fresh-start" reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") which resulted in adjustments to the Company's stockholders equity and the carrying value of certain assets and liabilities. Accordingly, the Company's post-reorganization (Successor Company) financial statements are not prepared on the same basis as the pre-reorganization (Predecessor Company) financial statements. A vertical black line is shown in the accompanying financial statements to separate the post-reorganization periods from the pre-reorganization periods.

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000.

           The balance sheet at January 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           For further information, refer to the consolidated financial statements and footnotes thereto for the six month period ended January 30, 1999 included in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission.

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

(2)        Long-Term Debt

           Long-Term Debt consisted of the following at July 31, 1999:

                                                    (000's)
                                                ----------
           Revolving Credit Facility             $  67,128
           Isetan note                              20,795
           Equipment Lessors notes                  35,789
                                                ----------
           Total                                 $ 123,712
                                                ==========


           At July 31, 1999, $21,059,000 was committed under unexpired letters of credit under the Company's revolving credit facility (the "Revolving Credit Facility").

           Effective June 2, 1999, the Company and the lenders under the Revolving Credit Facility entered into an amendment thereto adjusting the definition of earnings before interest, taxes, depreciation and amortization ("EBITDA") to allow for the inclusion of up to $3 million of cash equity which could be contributed to the Company during the fiscal year ending January 29, 2000 as part of EBITDA, as defined. As of July 31, 1999, the Company was in compliance with each of the covenants contained in the Revolving Credit Facility.

(3)        Income Taxes

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. A federal income tax benefit was not recorded in either 1999 or 1998, as the future use of net operating losses generated in those periods was uncertain. In the respective periods, however, the Company has provided income taxes principally for state, local and franchise taxes.

(4)        Earnings (loss) Per Share

           Earnings (loss) per common share is computed as net loss divided by the weighted average number of common shares outstanding. Earnings per common share of the Predecessor Company has not been included herein as the computation would not provide meaningful results because the capital structure of the Successor Company is not comparable to that of the Predecessor Company.

           Options and warrants to acquire an aggregate of 2,622,191 shares and 2,249,765 shares of common stock were not included in the computation of diluted earnings per common share for the three and six months ended July 31, 1999, respectively, as including them would have been anti-dilutive.

           As of July 31, 1999, the Company's common stock was not actively traded.

(5)        Recent Accounting Pronouncements

           In June 1999, the Financial Accounting Standards Board approved deferral of Statement No. 133 - Accounting for Derivatives Instruments and Hedging Activities, which the Company is required to adopt in fiscal year beginning February 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded for each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. While not expected to be material, the Company is in the process of determining the impact that the adoption of SFAS No. 133 will have on the consolidated financial position, results of operations and cash flows of the Company.


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


Results of Operations

           The Company is engaged in three distribution channels which encompass its various product offerings: the full-price stores, the outlet stores and the warehouse sale events. The Company's emergence from bankruptcy on the Effective Date is a key factor affecting comparability of operating results for the three and six months ended July 31, 1999 as compared to the three and six months ended August 1, 1998. On the Effective

Date, the Company adopted "fresh-start" reporting which resulted in adjustments to the Company's stockholders' equity and the carrying value of certain assets and liabilities. Further, the Company recognized reorganization value in excess of amounts allocable to identifiable assets ("Excess Reorganization Value") of $177.8 million. This excess reorganization value is being amortized by the straight-line method over 20 years. In addition, upon emergence from Chapter 11, the Company changed its fiscal year-end to the Saturday closest to January 31 from the Saturday closest to July 31. As a result, there are year-end adjustments in the three and six-month periods ended August 1, 1998, as discussed below, which affect the comparability of operating results with the same periods in fiscal 1999.


Three Months Ended July 31, 1999 Compared to the Three Months Ended August 1,
1998

           Net sales for the three months ended July 31, 1999 were $76.7 million compared to $71.9 million a year ago, an increase of 6.7%. Included in net sales for the three months ended August 1, 1998 is approximately $1.1 million generated from a full-price store which closed in July 1998. Excluding sales from two of the outlet stores which closed at the end of July 1999 and the beginning of August 1999, comparable store sales increased approximately 7.7%, principally due to a 9.3% comparable store sales increase in the full-price stores. Comparable store sales increases were driven by a strong flow of new seasonal receipts into the stores and, to an extent, by more promotional activities.

           Gross profit on sales increased 8.7% to $36.2 million for the three months ended July 31, 1999 from $33.3 million in the three months ended August 1, 1998, primarily due to the sales increase mentioned above. The Company experienced higher actual shrink in the second quarter of 1999 as compared to the year ago period. On a comparative basis, this additional expense was substantially offset by greater foreign exchange gains, realized upon settlement of certain liabilities, in 1999 and certain non-recurring year-end adjustments recorded against gross profit in 1998. As a percentage of net sales, gross profit was 47.2% for the three months ended July 31, 1999 compared to 46.3% in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, increased 5.7% in the three-month period ended July 31, 1999 to $36.7 million from $34.7 million in the three month period ended August 1, 1998. Selling, general and administrative expenses were 47.8% of sales in the three months ended July 31, 1999 as compared to 48.3% in the three months ended August 1, 1998.

           The three months ended August 1, 1998 previously represented the fourth quarter of the Predecessor Company coinciding with the Predecessor Company's year-end. During that quarter, year-end adjustments were made to certain employee benefit costs, including medical and workers compensation insurance expense to reflect positive trends in costs associated with these programs. As these expense trends were factored into the expenses being recorded for these items in the current period, similar adjustments are not recurring in the three months ended July 31, 1999. Further, increases in costs such as commission expense, in line with sales growth, and occupancy costs in line with contractual inflationary increases were offset by continuing improvements from the

Company's cost-reduction initiatives, as well as the non-recurring costs related to the full-price store which closed in July 1998.

           As a direct consequence of the Plan of Reorganization becoming effective, occupancy expense at the Company's three flagship stores in New York, Beverly Hills and Chicago for the three months ended July 31, 1999 as compared to the three months ended August 1, 1998 increased approximately $1.5 million due to increased rent expense in accordance with the renegotiated leases for these properties. This increase in occupancy costs, however, was substantially offset by the elimination of expense associated with certain equipment previously leased by the Predecessor Company, again as a direct consequence of the Plan of Reorganization becoming effective.

           Depreciation and amortization increased 74.8% in the three-month period ended July 31, 1999 to $4.3 million from $2.5 million in the prior year. This increase was primarily due to the amortization of the excess reorganization value.

           Interest expense decreased 3.7% in the three months ended July 31, 1999 to $3.2 million from $3.4 million in the prior year. Interest associated with borrowings under the Company's credit facility declined significantly from the interest expense associated with the borrowings of the Predecessor Company under the debtor in possession credit agreement, due to a lower effective interest rate, driven by a reduction in the portion of interest expense associated with the amortization of related bank fees, as well as lower average borrowings. This reduction was offset by approximately $1.7 million of interest expense associated with the new notes issued pursuant to the Plan of Reorganization.

           Average borrowings under the Revolving Credit Facility for the three months ended July 31, 1999 and under the Predecessor Company's debtor in possession credit agreement for the three months ended August 1, 1998 were $66.3 million and $71.5 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 9.0% in the three months ended July 31, 1999 compared to 15.7% in the comparable period of the prior year.

           There were no reorganization costs incurred subsequent to the Plan of Reorganization becoming effective. In the three-month period ended August 1, 1998 there were $4.4 million of reorganization costs.

           The Company's net loss for the three months ended July 31, 1999 was $7.0 million compared to a net loss of $11.0 million for the three months ended August 1, 1998. Basic and diluted net loss per common share for the three months ended July 31, 1999 was $0.56 per common share. Earnings per common share of the Predecessor Company has not been included herein as the computation would not provide meaningful results as the capital structure of the Successor Company is not comparable to that of the Predecessor Company.

Six Months Ended July 31, 1999 Compared to the Six Months Ended August 1, 1998

           Net sales for the six months ended July 31, 1999 were $162.5 million compared to $159.2 million a year ago, an increase of 2.1%. Included in net sales for the six months ended August 1, 1998 is $2.2 million generated from a full-price store which closed in July 1998. Excluding sales from the two outlet stores which closed at the end of July 1999 and the beginning of August 1999, comparable store sales increased approximately 3.5%, principally due to a 5.0% increase at the full-price stores offset by weakness at both the outlet stores and warehouse sale locations. Comparable store sales increases were driven by a strong flow of new seasonal receipts into the stores, particularly in the second quarter and, to an extent, by more promotional activities.

           Gross profit on sales increased 2.6% to $76.2 million for the six months ended July 31, 1999 from $74.3 million in the three months ended August 1, 1998, primarily due to the sales increase discussed above. The Company experienced higher actual shrink in the six months ended July 31, 1999 as compared to the year ago period. On a comparative basis, this additional expense was substantially offset by greater foreign exchange gains, realized upon settlement of certain liabilities in 1999 and certain non-recurring year-end adjustments recorded against gross profit in 1998. As a percentage of net sales, gross profit was 46.9% for the six months ended July 31, 1999 compared to 46.7% in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, increased 1.1% in the six-month period ended July 31, 1999 to $74.1 million from $73.3 million in the six month period ended August 1, 1998. Selling, general and administrative expenses were 45.6% of sales in the six months ended July 31, 1999 as compared to 46.0% in the six months ended August 1, 1998.

           Selling, general and administrative expenses in the six months ended August 1, 1998 were impacted by year-end adjustments made to certain employee benefit costs, including medical and workers compensation insurance expense to reflect positive trends in costs associated with these programs. As these expense trends were factored into the expenses being recorded for these items in the current period, similar adjustments are not recurring in the six months ended July 31, 1999. Further, increases in costs such as commission expense, in line with sales growth, and occupancy costs in line with contractual inflationary increases were offset by continuing improvements from the Company's cost-reduction initiatives, as well as the non-recurring costs related to the full-price store which closed in July 1998.

           As a direct consequence of the Plan of Reorganization becoming effective, occupancy expense for the Company's three flagship stores in New York, Beverly Hills and Chicago for the six months ended July 31, 1999 as compared to the six months ended August 1, 1998 increased more than $3 million due to increased rent expense in accordance with the renegotiated leases for these properties. This increase in occupancy costs, however, was substantially offset by the elimination of expense associated with certain equipment previously leased by the Predecessor Company, again as a direct consequence of the Plan of Reorganization becoming effective.

           Depreciation and amortization increased 80.5% in the six-month period ended July 31, 1999 to $8.7 million from $4.8 million in the prior year. This increase was primarily due to the amortization of the excess reorganization value.

           Interest expense decreased in the six months ended July 31, 1999 to $6.3 million from $6.4 million a year ago. Interest associated with borrowings under the Company's credit facility declined significantly from the interest expense associated with the borrowings of the Predecessor Company under the debtor in possession credit agreement due to a lower effective interest rate, driven by a reduction in the portion of interest expense associated with the amortization of related bank fees, as well as lower average borrowings. This reduction was offset by approximately $3.2 million of interest expense associated with the new notes issued pursuant to the Plan of Reorganization.

           Average borrowings under the Revolving Credit Facility for the six months ended July 31, 1999 and under the Predecessor Company's debtor in possession credit agreement for the six months ended August 1, 1998 were $64.9 million and $69.1 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 9.0% in the six months ended July 31, 1999 compared to 16.7% in the comparable period of the prior year.

           There were no reorganization costs incurred subsequent to the Plan of Reorganization becoming effective. In the six-month period ended August 1, 1998 there were $7.3 million of reorganization costs.

           The Company's net loss for the six months ended July 31, 1999 was $10.8 million compared to a net loss of $15.8 million for the six months ended August 1, 1998. Basic and diluted net loss per common share for the six months ended July 31, 1999 was $0.86 per common share. Earnings per common share of the Predecessor Company has not been included herein as the computation would not provide meaningful results as the capital structure of the Successor Company is not comparable to that of the Predecessor Company.



LIQUIDITY AND CAPITAL

Liquidity and Capital Resources


           The Company's cash used by operations for the six months ended July 31, 1999 and August 1, 1998 was $8.4 million. Improvement in the Company's net loss before non-cash items was offset by increased working capital requirements principally related to payments made for administrative claims and certain assumed pre-petition liabilities of the Predecessor Company aggregating approximately $10.5 million in the current period. The Company's working capital was $44.9 million at July 31, 1999 compared to $41.1 million at January 30, 1999. The Company's primary source of liquidity has been borrowings under the Revolving Credit Facility.

           The Company incurred capital expenditures of $1.2 million during the six-month period ended July 31, 1999. The Company's capital expenditures are expected to be approximately $7.2 million in fiscal 1999 primarily for the remodeling of existing stores. The Company will fund these expenditures through borrowings under the Revolving Credit Facility. Pursuant to the covenants contained in the Revolving Credit Facility, the Company's total capital expenditures for fiscal year 1999 may not exceed $7.25 million.

           At July 31, 1999, the Company had approximately $17.8 million of availability under the Revolving Credit Facility, after considering $67.1 million of revolving loans and $21.1 million of letters of credit outstanding.

           Effective June 2, 1999, the Company and the lenders under the Revolving Credit Facility entered into an amendment thereto adjusting the definition of earnings before interest, taxes, depreciation and amortization ("EBITDA") to allow for the inclusion of up to $3 million of cash equity contributed to the Company during the fiscal year ending January 29, 2000 as part of EBITDA, as defined. As of July 31, 1999, the Company was in compliance with each of the covenants contained in the Revolving Credit Facility.

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

           The Year 2000 ("Y2K") issue relates to the inability of information systems to properly recognize and process date-sensitive information as of January 1, 2000. Many computer systems and software products may not be able to interpret dates after December 31, 1999 because such systems and products allow only two digits to indicate the year in a date. As a result, these systems and products are unable to distinguish January 1, 2000 from January 1, 1900, which could have adverse consequences on the operations of an entity and the integrity of information processing.

           The Company's management recognized the need to address the Y2K issue in all internal systems and applications. A Y2K plan was developed in April 1998 to define all applications requiring system upgrades.

           Letters were mailed to all system related vendors in March through July of 1998. The letters instructed vendors to confirm status of their systems and/or applications in connection with Y2K compliance needs. The Company required modifications to software and hardware systems to make reasonably certain these applications should perform properly after December 31, 1999. System related vendors responded, providing schedules for upgrades on hardware and software utilized by the Company. As of August 1999, all vendors have complied with written requests to address Y2K limitations.

           The Company is modifying or replacing portions of its software systems to attempt to make all applications Y2K compliant. The components requiring upgrade include software related applications controlling merchandising, credit, marketing, accounting, distribution, sales audit and store security systems. Completion of modifications is currently scheduled for Fall 1999.

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

           Additionally, the Company has established an ongoing program to communicate with its significant suppliers and vendors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to rectify their own Y2K issues. The Company is not presently aware of any significant exposure arising from potential third party failures. However, there can be no assurance that the systems of other companies on which the Company's systems or operations rely will be converted on a timely basis or that any failure of such parties to achieve Y2K compliance would not have any adverse effect on the Company's results of operations.

           Based on the expenses incurred to date and management's current estimates, the costs of Y2K remediation, including both system and software application modifications, which have been and will be expensed as incurred as appropriate, have not been and are not expected to be material to the results of operations or the financial position of the Company. To date, the Company has incurred approximately $255,000 of costs related to Y2K, of which approximately $147,000 has been expensed with the remainder capitalized. The Company anticipates additional Y2K expenses will total approximately $50,000.

            The Company believes that it is difficult to identify its most reasonable likely worst case Y2K scenario. However, a reasonable worst case scenario could arise from a business interruption caused by, for instance, governmental agencies, utility and telecommunication companies, shipping companies or other merchandise and service providers outside the Company's control. There can be no assurance that such providers will not suffer business interruption caused by a Y2K matter. Such interruption could have a material adverse effect on the Company's results of operations.

           In addition to the steps outlined above, a Y2K disaster recovery task force has been created. The primary function of this task force is to test all Y2K related functionality for applications that the Company currently uses. This process should enable the task force to quickly identify any problem areas and react to those problems in an efficient manner, thereby minimizing potential disruption to the Company.

           The Company's cost of the Y2K project, and the dates on which the Company believes it will substantially complete Y2K modifications are based on management's best estimates. Currently no contingency plan exists in the event that Y2K modifications are not complete or are ineffective, but management will periodically evaluate the need for one and adapt accordingly. There is no certainty or guarantee that the Y2K expense estimates will be achieved, and actual costs could be materially greater than anticipated. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in the Y2K area, the compliance by merchandise and other suppliers and other third parties, and similar uncertainties.

           No assurances can be given that the Company will be able to completely identify or address all Y2K compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the Y2K issues, nor can the Company fully predict the consequences of noncompliance.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the reported market risks since the end of the most recent fiscal year.

PART 2.    OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibit No.    Description




           27.1           Financial Data Schedule



(b) The Company did not file any reports on Form 8-K during the quarter ended July 31, 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 14, 1999

                                BARNEYS NEW YORK, INC.



                                By: /s/ Steven M. Feldman
                                   ------------------------------------------
                                    Name:  Steven M. Feldman
                                    Title: Senior Vice President,
                                           Interim Chief Financial
                                           Officer

                                  EXHIBIT INDEX



    Exhibit No.          Description



       27.1              Financial Data Schedule