Form 10-Q
period 1999-10-30
BARNEYS NEW YORK INC
filed 1999-12-14
CIK 1087414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
{X} Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended October 30, 1999 or

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

                                Yes {X} No { }

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes {X} No { }

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           As of December 1, 1999 there were 13,076,144 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                         QUARTER ENDED OCTOBER 30, 1999

                                Table of Contents

                                                                                                    Page No.
PART I.         FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

           Condensed consolidated statements of operations - Three and nine months
                ended October 30, 1999 and October 31, 1998                                             3

           Condensed consolidated balance sheets - October 30, 1999 and
                January 30, 1999                                                                        4

           Condensed consolidated statements of cash flows - Nine months
                ended October 30, 1999 and October 31, 1998                                             5

           Notes to condensed consolidated financial statements - October 30, 1999                      6

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                     8

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk                             15

PART II.        OTHER INFORMATION



ITEM 2.          Changes in Securities and Use of Proceeds                                             16

ITEM 6.          Exhibits and Reports on Form 8-K                                                      16





SIGNATURES                                                                                             17





INDEX OF EXHIBITS                                                                                      18


ITEM 1.    FINANCIAL STATEMENTS


                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                        SUCCESSOR     |    PREDECESSOR          SUCCESSOR      |    PREDECESSOR
                                                         COMPANY      |      COMPANY             COMPANY       |      COMPANY
                                                      THREE MONTHS    |   THREE MONTHS         NINE MONTHS     |    NINE MONTHS
                                                          ENDED       |       ENDED               ENDED        |       ENDED
                                                    OCTOBER 30, 1999  | OCTOBER 31, 1998    OCTOBER 30, 1999   | OCTOBER 31, 1998
                                                    ------------------| ------------------  ------------------ | ------------------
                                                                      |                                        |
Net sales                                                   $ 100,988 |          $ 91,640           $ 263,526  |         $ 250,847
Cost of sales                                                  53,606 |            48,122             139,903  |           133,047
                                                    ------------------| ------------------  ------------------ | ------------------
                                                                      |                                        |
          Gross profit                                         47,382 |            43,518             123,623  |           117,800
                                                                      |                                        |
Expenses:                                                             |                                        |
                                                                      |                                        |
  Selling, general and administrative expenses                        |                                        |
 (including occupancy costs)                                   38,516 |            37,059             112,599  |           110,317
  Depreciation and amortization                                 4,293 |             2,259              12,950  |             7,056
  Other income - net                                           (1,069)|              (921)             (3,179) |            (2,578)
                                                    ------------------| ------------------  ------------------ | ------------------
          Income before interest and financing costs,                 |                                        |
              reorganization costs and income taxes             5,642 |             5,121               1,253  |             3,005
                                                                      |                                        |
Interest and financing costs, net                               3,472 |             2,336               9,819  |             8,724
                                                    ------------------| ------------------  ------------------ | ------------------
                                                                      |                                        |
          Income (loss) before reorganization costs                   |                                        |
               and income taxes                                 2,170 |             2,785              (8,566) |            (5,719)
                                                                      |                                        |
Reorganization costs                                                - |             2,672                   -  |             9,960
                                                    ------------------| ------------------  ------------------ | ------------------
          Income (loss) before income taxes                     2,170 |               113              (8,566) |           (15,679)
                                                                      |                                        |
Income taxes                                                       19 |                19                  56  |                57
                                                    ------------------| ------------------  ------------------ | ------------------
                                                                      |                                        |
          Net income (loss)                                   $ 2,151 |              $ 94            $ (8,622) |         $ (15,736)
                                                    ==================| ==================  ================== | ==================
                                                                      |                                        |
                                                                      |                                        |
                                                                      |                                        |
Basic and diluted earnings (loss) per share:                   $ 0.17 |                               $ (0.69) |
                                                    ==================|                     ================== |
                                                                      |                                        |
                                                                      |                                        |
Weighted average number of common and common                          |                                        |
     equivalent shares outstanding                             12,500 |                                12,500  |
                                                    ==================|                     ================== |



   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                             OCTOBER 30,   JANUARY 30,
                                                                                1999         1999
                                                                              ---------    ---------
                                                                             (UNAUDITED)    (NOTE 1)
ASSETS
Current assets:
    Cash and cash equivalents                                                 $   5,485    $   6,824
    Restricted cash                                                               2,417        5,082
    Receivables, less allowances of $4,454 and $4,356                            25,879       27,841
    Inventories                                                                  65,186       65,551
    Other current assets                                                          4,514        6,347
                                                                              ---------    ---------
          Total current assets                                                  103,481      111,645
Fixed assets at cost, less accumulated depreciation
     and amortization of $6,283 and $0                                           48,438       51,356
Excess reorganization value, less accumulated amortization of $6,667 and $0     171,104      177,767
Other assets                                                                      2,703        3,186
                                                                              ---------    ---------
          Total assets                                                        $ 325,726    $ 343,954
                                                                              =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $  16,267    $  15,996
    Accrued expenses                                                             38,397       54,585
                                                                              ---------    ---------
          Total current liabilities                                              54,664       70,581

Long-term debt                                                                  122,432      118,533
Other long-term liabilities                                                       2,412         --

Redeemable Preferred Stock - Aggregate liquidation preference $2,000                627          500

Shareholders' equity:
    Common stock--$.01 par value; authorized
         25,000,000 shares--issued 12,500,022 shares                                125          125
    Additional paid-in capital                                                  154,088      154,215
    Accumulated deficit                                                          (8,622)        --
                                                                              ---------    ---------
          Total shareholders' equity                                            145,591      154,340
                                                                              ---------    ---------

Total liabilities and shareholders' equity                                    $ 325,726    $ 343,954
                                                                              =========    =========


             The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (Unaudited)

                                                                                     SUCCESSOR       |     PREDECESSOR
                                                                                      COMPANY        |       COMPANY
                                                                                    NINE MONTHS      |     NINE MONTHS
                                                                                       ENDED         |        ENDED
                                                                                 OCTOBER 30, 1999    |  OCTOBER 31, 1998
                                                                                -------------------- | --------------------
                                                                                                     |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                |
Net loss                                                                                   $ (8,622) |           $ (15,736)
Adjustments to reconcile net loss to net cash used                                                   |
     by operating activities:                                                                        |
Depreciation and amortization                                                                13,710  |               8,699
Deferred rent                                                                                 2,412  |                (291)
Other                                                                                           (65) |                   2
Decrease (increase) in:                                                                              |
     Receivables                                                                              1,962  |              (5,735)
     Inventories                                                                                365  |              (6,005)
     Other current assets                                                                     1,833  |                 985
     Long-term assets                                                                             -  |                 615
  Increase (decrease) in:                                                                            |
     Accounts payable and accrued expenses                                                  (15,920) |                 513
                                                                                -------------------- | --------------------
          Net cash used by operating activities                                              (4,325) |             (16,953)
                                                                                -------------------- | --------------------
                                                                                                     |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                |
Fixed asset additions                                                                        (3,363) |              (2,278)
Contributions from landlords                                                                      -  |                 203
Reduction of restricted cash                                                                  2,665  |                   -
                                                                                -------------------- | --------------------
          Net cash used by investing activities                                                (698) |              (2,075)
                                                                                -------------------- | --------------------
                                                                                                     |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                |
Proceeds from credit facility                                                               286,079  |             292,935
Repayments of credit facility                                                              (282,395) |            (274,317)
                                                                                -------------------- | --------------------
          Net cash provided by financing activities                                           3,684  |              18,618
                                                                                -------------------- | --------------------
                                                                                                     |
Net decrease in cash                                                                         (1,339) |                (410)
Cash and equivalents - beginning of period                                                    6,824  |               3,977
                                                                                -------------------- | --------------------
Cash and equivalents - end of period                                                        $ 5,485  |             $ 3,567
                                                                                ==================== | ====================

   The accompanying notes are an integral part of these financial statements.


                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

           Barneys New York, Inc. ("Holdings") and Subsidiaries (collectively the "Company") is a retailer of men's and women's apparel and accessories and items for the home. On January 10, 1996, Barney's, Inc. and Subsidiaries (the "Predecessor Company") filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Predecessor Company's Plan of Reorganization (the "Plan of Reorganization") was confirmed on December 21, 1998 and became effective on January 28, 1999 (the "Effective Date"). On that date, the Company adopted "fresh-start" reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") which resulted in adjustments to the Company's stockholders' equity and the carrying value of certain assets and liabilities. Accordingly, the Company's post-reorganization (Successor Company) financial statements are not prepared on the same basis as the pre-reorganization (Predecessor Company) financial statements. A vertical black line is shown in the accompanying financial statements to separate the post-reorganization periods from the pre-reorganization periods.

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000.

           The balance sheet at January 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           For further information, refer to the consolidated financial statements and footnotes thereto for the six month period ended January 30, 1999 included in the Company's Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission.

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

(2)        Long-Term Debt

           Long-Term Debt consisted of the following at October 30, 1999:

                                                       (000's)
                                                    ----------
           Revolving Credit Facility                $   65,773
           Isetan note                                  20,870
           Equipment Lessors notes                      35,789
                                                    ----------
           Total                                    $  122,432
                                                    ==========


           At October 30, 1999, $11,391,000 was committed pursuant to unexpired letters of credit under the Company's revolving credit facility (the "Revolving Credit Facility").

           Effective June 2, 1999, the Company and the lenders under the Revolving Credit Facility entered into an amendment thereto adjusting the definition of earnings before interest, taxes, depreciation and amortization ("EBITDA") to allow for the inclusion of up to $3 million of cash equity contributed to the Company during the fiscal year ending January 29, 2000 as part of EBITDA, as defined. As of October 30, 1999, the Company was in compliance with each of the covenants contained in the Revolving Credit Facility.

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

(4)        Earnings (loss) Per Share

           Earnings (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding. Earnings per common share of the Predecessor Company has not been included herein as the computation would not provide meaningful results because the capital structure of the Successor Company is not comparable to that of the Predecessor Company.

           Options and warrants to acquire an aggregate of 2,667,191 shares and 2,418,907 shares of common stock were not included in the computation of diluted earnings per common share for the three and nine months ended October 30, 1999, respectively, as including them would have been anti-dilutive.

           As of October 30, 1999, the Company's common stock was not actively traded.

(5)        Subsequent Event

           On November 12, 1999, Bay Harbour Management L.C. and Whippoorwill Associates, Inc., the two largest shareholders of Holdings Common Stock, notified the Company of their intention to exercise on behalf of their clients their option to purchase, for an aggregate exercise price of $5 million, a total of 576,122 shares of Holdings Common Stock. The closing of the exercise occurred on November 19, 1999.

(6)        Recent Accounting Pronouncements

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

Results of Operations

           The Company is engaged in three distribution channels which encompass its various product offerings: the full-price stores, the outlet stores and the warehouse sale events. The Company's emergence from bankruptcy on the Effective Date is a key factor affecting comparability of operating results for the three and nine months ended October 30, 1999 as compared to the three and nine months ended October 31, 1998. On the Effective Date, the Company adopted "fresh-start" reporting which resulted in adjustments to the Company's stockholders' equity and the carrying value of certain assets and liabilities. Further, the Company recorded reorganization value in excess of amounts allocable to identifiable assets ("Excess Reorganization Value") of $177.8 million. This excess reorganization value is being amortized by the straight-line method over 20 years. In addition, upon emergence from Chapter 11, the Company changed its fiscal year-end to the Saturday closest to January 31 from the Saturday closest to July 31. As a result, there are year-end adjustments in the nine-month period ended October 30, 1998, as discussed below, which affect the comparability of operating results with the same period in fiscal 1999.


Three Months Ended October 30, 1999 Compared to the Three Months Ended October 31, 1998

           Net sales for the three months ended October 30, 1999 were $101.0 million compared to $91.6 million a year ago, an increase of 10.2%. Excluding sales from the outlet stores which closed during the period, comparable store sales increased approximately 11.2%, principally due to a 10.7% comparable store sales increase in the full-price stores.

           Gross profit on sales increased 8.9% to $47.4 million for the three months ended October 30, 1999 from $43.5 million in the three months ended October 31, 1998, primarily due to the sales increase mentioned above. As a percentage of net sales, gross profit was 46.9% for the three months ended October 30, 1999 compared to 47.5% in the year ago period partially due to higher markdowns offset, to an extent, by the impact of greater foreign exchange gains realized upon settlement of foreign denominated purchases in 1999.

           Selling, general and administrative expenses, including occupancy expenses, increased 3.9% in the three-month period ended October 30, 1999 to $38.5 million from $37.1 million in the three month period ended October 31, 1998. This increase is principally driven by higher sales volume generating higher costs, particularly commission expense and credit card fees, as well as slightly higher occupancy costs. Selling, general and administrative expenses declined to 38.1% of sales in the three months ended October 30, 1999 from 40.4% in the three months ended October 31, 1998 principally due to tighter management and leveraging of expenses.

           As a direct consequence of the Plan of Reorganization becoming effective, occupancy expense at the Company's three flagship stores in New York, Beverly Hills and Chicago for the three months ended October 30, 1999 as compared to the three months ended October 31, 1998 increased approximately $1.5 million due to increased rent expense in accordance with the renegotiated leases for these properties. This increase in occupancy costs, however, was substantially offset by the elimination of expense associated with certain equipment previously leased by the Predecessor Company, again as a direct consequence of the Plan of Reorganization becoming effective.

           Depreciation and amortization increased 90.0% in the three-month period ended October 30, 1999 to $4.3 million from $2.3 million in the prior year. This increase was primarily due to the amortization of the excess reorganization value.

           Interest expense increased 48.6% in the three months ended October 30, 1999 to $3.5 million from $2.3 million in the prior year. Interest associated with borrowings under the Company's credit facility declined significantly from the interest expense associated with the borrowings of the Predecessor Company under the debtor in possession credit agreement, due to a lower effective interest rate, driven by a reduction in the portion of interest expense associated with the amortization of related bank fees, as well as lower average borrowings. This reduction was offset by approximately $1.7 million of interest expense associated with the new notes issued pursuant to the Plan of Reorganization.

           Average borrowings under the Revolving Credit Facility for the three months ended October 30, 1999 and under the Predecessor Company's debtor in possession credit agreement for the three months ended October 31, 1998 were $68.7 million and $83.8 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 9.4% in the three months ended October 30, 1999 compared to 10.4% in the comparable period of the prior year.

           There were no reorganization costs incurred subsequent to the Plan of Reorganization becoming effective. In the three-month period ended October 31, 1998 there were $2.7 million of reorganization costs.

           The Company's net income for the three months ended October 30, 1999 was $2.2 million compared to net income of $0.1 million for the three months ended October 31, 1998. Basic and diluted net income per common share for the three months ended October 30, 1999 was $0.17 per common share. Earnings per common share of the Predecessor Company has not been included herein as the computation would not provide meaningful results as the capital structure of the Successor Company is not comparable to that of the Predecessor Company.

Nine Months Ended October 30, 1999 Compared to the Nine Months Ended October 31, 1998

           Net sales for the nine months ended October 30, 1999 were $263.5 million compared to $250.8 million a year ago, an increase of 5.1%. Included in net sales for the nine months ended October 31, 1998 is $2.2 million generated from a full-price store which closed in July 1998. Excluding sales from the four outlet stores which closed during the period, comparable store sales increased approximately 6.4%, principally due to a 7.1% increase at the full-price stores.

           Gross profit on sales increased 4.9% to $123.6 million for the nine months ended October 30, 1999 from $117.8 million in the nine months ended October 31, 1998, primarily due to the sales increase discussed above. The Company experienced higher shrink and markdowns in the nine months ended October 30, 1999 as compared to the year ago period. These additional expenses were substantially offset by greater foreign exchange gains, realized upon settlement of foreign denominated purchases in 1999 and certain non-recurring year-end adjustments recorded against gross profit in 1998. As a percentage of net sales, gross profit was 46.9% for the nine months ended October 30, 1999 compared to 47.0% in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, increased 2.1% in the nine month period ended October 30, 1999 to $112.6 million from $110.3 million in the nine month period ended October 31, 1998. Selling, general and administrative expenses declined to 42.7% of sales in the nine months ended October 30, 1999 from 44.0% in the nine months ended October 30, 1998 principally due to tighter management and leveraging of expenses.

           Selling, general and administrative expenses in the nine months ended October 31, 1998 were impacted by year-end adjustments made to certain employee benefit costs, including medical and workers compensation insurance expense to reflect positive trends in costs associated with these programs. As these expense trends were factored into the expenses being recorded for these items in the current period, similar adjustments are not recurring in the nine months ended October 30, 1999. Further, increases in costs such as commission expense and credit card fees, in connection with the aforementioned sales growth, and occupancy costs in line with contractual inflationary increases, were offset by continuing improvements from the Company's cost-reduction initiatives, as well as the non-recurring costs related to the full-price store which closed in July 1998.

           As a direct consequence of the Plan of Reorganization becoming effective, occupancy expense for the Company's three flagship stores in New York, Beverly Hills and Chicago for the nine months ended October 30, 1999 as compared to the nine months ended October 31, 1998 increased more than $4.5 million due to increased rent expense in accordance with the renegotiated leases for these properties. This increase in occupancy costs, however, was substantially offset by the elimination of expense associated with certain equipment previously leased by the Predecessor Company, again as a direct consequence of the Plan of Reorganization becoming effective.

           Depreciation and amortization increased 83.5% in the nine month period ended October 30, 1999 to $12.9 million from $7.1 million in the prior year. This increase was primarily due to the amortization of the excess reorganization value.

           Interest expense increased in the nine months ended October 30, 1999 to $9.8 million from $8.7 million a year ago. Interest associated with borrowings under the Company's credit facility declined significantly from the interest expense associated with the borrowings of the Predecessor Company under the debtor in possession credit agreement due to a lower effective interest rate, driven by a reduction in the portion of interest expense associated with the amortization of related bank fees, as well as lower average borrowings. This reduction was offset by approximately $4.9 million of interest expense associated with the new notes issued pursuant to the Plan of Reorganization.

           Average borrowings under the Revolving Credit Facility for the nine months ended October 30, 1999 and under the Predecessor Company's debtor in possession credit agreement for the nine months ended October 31, 1998 were $66.2 million and $74.0 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 9.6% in the nine months ended October 30, 1999 compared to 14.3% in the comparable period of the prior year.

           There were no reorganization costs incurred subsequent to the Plan of Reorganization becoming effective. In the nine-month period ended October 31, 1998 there were $10.0 million of reorganization costs.

           The Company's net loss for the nine months ended October 30, 1999 was $8.6 million compared to a net loss of $15.7 million for the nine months ended October 31, 1998. Basic and diluted net loss per common share for the nine months ended October 30, 1999 was $0.69 per common share. Earnings per common share of the Predecessor Company has not been included herein as the computation would not provide meaningful results as the capital structure of the Successor Company is not comparable to that of the Predecessor Company.



LIQUIDITY AND CAPITAL

Liquidity and Capital Resources


           The Company's net cash used by operating activities for the nine months ended October 30, 1999 was $4.3 million as compared to net cash used by operating activities for the nine months ended October 31, 1998 of $16.9 million. Improvement in the Company's net loss before non-cash items was offset by increased working capital requirements principally related to payments made for administrative claims and certain assumed pre-petition liabilities of the Predecessor Company aggregating approximately $11.1 million in the current period. The Company's working capital was $48.8 million at October 30, 1999 compared to $41.1 million at January 30, 1999. The Company's primary source of liquidity has been borrowings under the Revolving Credit Facility.

           The Company incurred capital expenditures of $3.4 million during the nine-month period ended October 30, 1999. The Company's capital expenditures are expected to be approximately $7.2 million in fiscal 1999 primarily for the remodeling of existing stores. The Company will fund these expenditures through borrowings under the Revolving Credit Facility. Pursuant to the covenants contained in the Revolving Credit Facility, the Company's total capital expenditures for fiscal year 1999 may not exceed $7.25 million.

           At October 30, 1999, the Company had approximately $31.8 million of availability under the Revolving Credit Facility, after considering $65.8 million of revolving loans and $11.4 million of letters of credit outstanding.

           Effective June 2, 1999, the Company and the lenders under the Revolving Credit Facility entered into an amendment thereto adjusting the definition of earnings before interest, taxes, depreciation and amortization ("EBITDA") to allow for the inclusion of up to $3 million of cash equity contributed to the Company during the fiscal year ending January 29, 2000 as part of EBITDA, as defined. As of October 30, 1999, the Company was in compliance with each of the covenants contained in the Revolving Credit Facility.

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

           Letters were mailed to all system related vendors in March through July of 1998. The letters instructed vendors to confirm status of their systems and/or applications in connection with Y2K compliance needs. The Company required modifications to software and hardware systems to make reasonably certain these applications should perform properly after December 31, 1999. System related vendors responded, providing schedules for upgrades on hardware and software utilized by the Company. As of November 1999, all vendors have complied with written requests to address Y2K limitations.

           The Company has modified or replaced portions of its software systems to attempt to make all applications Y2K compliant. The components requiring upgrade included software related applications controlling merchandising, credit, marketing, accounting, distribution, sales audit and store security systems.

           The Company is utilizing both internal and external resources to reprogram, replace and test software for Y2K modifications. All computer network servers utilizing Novell technology were upgraded with Y2K compliant software versions. System related upgrades began in March 1998 when STS, the retail system vendor, began installing Y2K compliant software on the Company's main frame computer.

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

           Based on the expenses incurred to date and management's current estimates, the costs of Y2K remediation, including both system and software application modifications, which have been and will be expensed as incurred as appropriate, have not been and are not expected to be material to the results of operations or the financial position of the Company. To date, the Company has incurred approximately $280,000 of costs related to Y2K, of which approximately $171,000 has been expensed with the remainder capitalized. The Company anticipates additional Y2K expenses will total approximately $25,000.

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

           In addition to the steps outlined above, a Y2K disaster recovery task force has been created. The primary function of this task force is to continue testing on and after January 1, 2000 all Y2K related functionality for applications that the Company currently uses. This process should enable the task force to quickly identify any problem areas and react to those problems in an efficient manner, thereby minimizing potential disruption to the Company.

           The Company's future costs of the Y2K project are based on management's best estimates. Currently no contingency plan exists in the event that Y2K modifications are not complete prior to January 1, 2000 or are ineffective, but management will periodically evaluate the need for one and adapt accordingly. There is no certainty or guarantee that the Y2K expense estimates will be achieved, and actual costs could be materially greater than anticipated. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in the Y2K area, the compliance by merchandise and other suppliers and other third parties, and similar uncertainties.

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

PART II.   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On November 15, 1999, Bay Harbour Management L.C. and Whippoorwill Associates, Inc. each exercised in full on behalf of their clients their options to acquire 288,061 shares of Holdings Commons Stock each, for an exercise price of $2,500,000 each. The options were granted to them pursuant to the Predecessor Company's Plan of Reorganization. The issuance of such shares pursuant to the exercise of the options was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof since it constituted a private placement.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibit
            No.       Description

           27.1       Financial Data Schedule



(b) The Company did not file any reports on Form 8-K during the quarter ended October 30, 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 14, 1999

                                       BARNEYS NEW YORK, INC.



                                       By:   /s/ Steven M. Feldman
                                          -------------------------------------
                                          Name:  Steven M. Feldman
                                          Title: Senior Vice President,
                                                 Chief Financial Officer

                                  EXHIBIT INDEX



(a)       Exhibit
            No.       Description

           27.1       Financial Data Schedule