Form 10-K
period 2000-01-29
BARNEYS NEW YORK INC
filed 2000-04-28
CIK 1087414

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year-ended January 29, 2000.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 0-26229
                                                 -------

                             BARNEYS NEW YORK, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                     13-4040818
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

            575 FIFTH AVENUE
        NEW YORK, NEW YORK 10017                            10017
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code: (212) 339-7300

                                                           Name of Each Exchange
Securities registered pursuant to Section 12(b) of the Act: on Which Registered
                    Title of Each Class

                           NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                        WARRANTS TO PURCHASE COMMON STOCK
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                            [Cover page 1 of 2 pages]
21645.0001

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 25, 2000:
There is no public trading market for the registrant's Common Stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [_]

On April 25, 2000, the registrant had outstanding 13,076,266 shares of Common Stock, par value $0.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:


Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on June 15, 2000 are incorporated by reference into Part III of this report.

                                 ITEMS OMITTED:

Pursuant to Form 12b-25, filed by the registrant on April 28, 2000, the following items have been omitted from this Form 10-K: Item 6 (Selected Financial Data), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements and Supplementary Data) and certain portions of Item 14 (Exhibits, Financial Statement Schedules and Reports on Form 8-K) relating to financial information.

                            [Cover page 2 of 2 pages]

                                TABLE OF CONTENTS

                                                                                                                           PAGE

ITEM  1.  BUSINESS...........................................................................................................3

ITEM 2.   PROPERTIES........................................................................................................10

ITEM 3.   LEGAL PROCEEDINGS.................................................................................................11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................................12

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS..........................................15

ITEM 6.   SELECTED FINANCIAL DATA...........................................................................................17

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS............................17

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................................17

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................................18

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON   ACCOUNTING AND FINANCIAL DISCLOSURE............................19

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................................19

ITEM 11.  EXECUTIVE COMPENSATION............................................................................................19

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................................19

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................................19

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................................................20

                                     PART I

ITEM  1.  BUSINESS

GENERAL

           Barneys New York, Inc., a Delaware corporation ("Holdings"), is the parent company of Barney's, Inc., a New York corporation ("Barneys"), which together with its subsidiaries (collectively, the "Company"), is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The Company is engaged in three distribution channels which encompass its various product offerings: the full-price stores, the outlet stores and the warehouse sale events. In addition, the Company is involved in licensing arrangements pursuant to which the "Barneys New York" trade name is licensed for use in Asia. See " -- Licensing Arrangements" below.

           Barneys was founded by Barney Pressman in 1923 under the name Barney's Clothes, Inc. Until its emergence from bankruptcy in January 1999, Barneys was owned by the Pressman Family, certain affiliates of the Pressman Family and certain trusts of which members of the Pressman Family were the beneficiaries. Pursuant to the Plan of Reorganization for Barneys and certain of its affiliates as confirmed by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), Holdings was formed and all the equity interests in Barneys were transferred to Holdings, making Barneys a wholly-owned subsidiary of Holdings. See " -- The Reorganization" below.

           The Company operates seven full-price stores (three of which are flagship stores located in New York, Chicago and Beverly Hills and four of which are regional stores) and eight outlet stores throughout the United States (see "PROPERTIES" below) under the "BARNEYS NEW YORK" trade name. Barneys merchandise is priced at the upper end of the market and appeals to sophisticated customers whose income levels are above average. Its merchandising philosophy stresses a variety of fashion viewpoints. It offers a mix of merchandise, including men's, women's and children's clothes and accessories plus decorative items for the home and gifts. The merchandise is from a variety of resources including established designers, new designers, branded goods and private label goods. The Company purchases merchandise from a broad range of vendors, domestic and foreign, including designers, manufacturers of branded goods and private label resources. Major designers include Giorgio Armani, Prada, Jil Sander, Donna Karan, Comme des Garcons, Robert Clergerie and Ermenegildo Zegna. Major branded goods include Oxxford and Hickey Freeman, and major cosmetics lines including but not limited to Chanel, Francois Nars and Kiehls. A significant portion of the merchandise is manufactured in Europe (primarily Italy). The flagship stores in New York and Beverly Hills also include restaurants managed by third party contractors. In addition to its full-price retail business, the Company has developed two operations which focus on outlet stores and warehouse sale events.

RETAILING STRATEGY

           During fiscal 1999, the Company's sales were derived as follows: 83% from full-price stores (75% from three flagship stores, and 8% from four regional stores), 9% from outlet stores and 8% from warehouse sale events.

FULL-PRICE STORES

           The Company operates seven full-price stores: three large flagship stores in prime retail locations in New York, Beverly Hills and Chicago, and four small regional stores in Manhasset, NY, Seattle, WA, Chestnut Hill, MA and World Financial Center, NY.

           The three large flagship stores establish and promote the Barneys New York image as a pre-eminent retailer of men's and women's fashion. They provide customers with a wide range of high quality products, including apparel, accessories, cosmetics and items for the home. They cater to affluent, fashion-conscious men and women. The four smaller regional stores aim to serve similar customers in smaller urban markets. These stores provide a limited selection of the assortment offered in the flagship stores.

           Creative merchandising, store design and displays, advertising campaigns and publicity events develop the image of Barneys New York as a fashion leader. The flagship stores create aesthetic shopping environments to showcase designer and private label merchandise with the Barneys New York point of view. Customer relationships are developed with in-store service, marketing communications and a customer loyalty awards program.

OUTLET STORES

           The Company operates eight outlet stores across the country. The outlet stores leverage the Barneys New York brand to reach a wider audience by providing a lower priced version of the sophistication, style and quality of the merchandise and retail experience provided in the full-price stores. The outlet stores also provide a clearance vehicle for full-price stores' residual merchandise. The stores operate with a low cost structure.

           The outlet stores cater to budget-minded yet fashion-conscious men and women, selling designer, branded and private label apparel and accessories. They are located in high-end outlet centers and serve a high number of destination shoppers and tourists.

WAREHOUSE SALE EVENTS

           The Company operates four warehouse sale events annually, one each season in New York City, New York and Santa Monica, California. The warehouse sale events provide another vehicle for liquidation of end of season residual merchandise, as well as a low cost extension of the Barneys New York brand to a wider audience. The events attract a wide range of shoppers, mostly bargain hunters who value quality and fashion.

THE REORGANIZATION

           On January 10, 1996 (the "Filing Date"), Barneys and certain of its subsidiaries commenced proceedings under Chapter 11 of title 11, United States Code (the "Bankruptcy Code") by filing petitions in the Bankruptcy Court. On

January 28, 1999 (the "Effective Date"), the Company emerged from reorganization proceedings (the "Reorganization") under the Bankruptcy Code pursuant to a Second Amended Joint Plan of Reorganization, dated November 13, 1998, as supplemented and as confirmed on December 21, 1998 by the Bankruptcy Court (the "Plan"). The following is a summary of the material provisions of the Plan that became effective on the Effective Date.

           OVERVIEW. Pursuant to the Plan, Holdings was formed and, on the Effective Date, all of the outstanding capital stock of Barneys was transferred to Holdings by the holders thereof. In addition, prior to the Effective Date, Barneys formed three subsidiaries (two of which, Barneys (CA) Lease Corp. and Barneys (NY) Lease Corp., are direct, wholly-owned subsidiaries of Barneys, and one of which, Barneys America (Chicago) Lease Corp., is a direct, wholly-owned subsidiary of Barneys America, Inc., which is a direct, wholly-owned subsidiary of Barneys and which was in existence since before the Filing Date), each of which acts as a lessee and sublessor for one of the flagship stores. See "PROPERTIES." BNY Licensing Corp. ("BNY Licensing"), a wholly-owned subsidiary of Barneys, is party to certain licensing arrangements. Barneys Asia Co. LLC is 70% owned by BNY Licensing and 30% owned by an affiliate of Isetan Company Ltd. ("Isetan") and was formed prior to the Effective Date pursuant to the Plan. See "-- Licensing Arrangements." On the Effective Date, Bay Harbour Management L.C. ("Bay Harbour") and Whippoorwill Associates, Inc. ("Whippoorwill," and, together with Bay Harbour, the "Plan Investors") on behalf of their discretionary and/or managed accounts, became the two largest holders of shares of common stock, $0.01 par value, of Holdings ("Holdings Common Stock"). Each of the Plan Investors has appointed three designees to the Board of Directors of each of Holdings and Barneys. On the Effective Date, Isetan became the third largest holder of shares of Holdings Common Stock, a creditor of Holdings pursuant to the Isetan Note referred to below and the lessor of the Company's three flagship stores. See "PROPERTIES." In addition, Isetan is entitled to appoint, pursuant to a contractual arrangement, and has appointed, a designee on the Board of Directors of each of Holdings and Barneys. Isetan is also a licensee of the Barneys name in Japan. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

       EQUITY. Pursuant to the Plan, the following equity was issued:

           Issued In Exchange for Claims. The equity in Barneys was exchanged for shares of Holdings Common Stock, and certain allowed general unsecured claims and claims held by Isetan against Barneys and certain of its affiliates were exchanged for, among other things, shares of Holdings Common Stock and warrants (as defined below).

           Rights Offering. Rights to subscribe for shares of Holdings Common Stock ("Subscription Rights") were issued in accordance with the Plan to all holders of allowed general unsecured claims (other than members of the Pressman Family and Isetan, each of which were party to separate arrangements described herein, and other than holders of general unsecured claims whose claims were for less than $2,300 and holders of general unsecured claims of greater than $2,300 who elected to receive cash in settlement of their claims). Certain recipients of Subscription Rights exercised such rights prior to the expiration thereof, which was prior to consummation of the Plan. The $62.5 million offering of Subscription Rights was guaranteed by Bay Harbour and Whippoorwill on behalf of their discretionary and/or managed accounts to the extent the other holders of allowed general unsecured claims did not elect to participate in the offering. Bay Harbour and Whippoorwill agreed to guarantee the offering of Subscription Rights pursuant to the Amended and Restated Stock Purchase Agreement dated as of November 13, 1998 among Barneys, Bay Harbour, Whippoorwill and the Official Committee of Unsecured Creditors of Barneys (the "Stock Purchase Agreement"). In the offering, the Plan Investors purchased an aggregate of 6,707,531 shares of Holdings Common Stock for an aggregate price of approximately $58.2 million.

           Option. Pursuant to the Stock Purchase Agreement, the Plan Investors were granted an option to purchase, at an aggregate exercise price of $5.0 million, a total of 576,122 shares of Holdings Common Stock. Pursuant to the option, each of the Plan Investors had the right to purchase the greater of (i) 288,061 shares of Holdings Common Stock, and (ii) 576,122 shares of Holdings Common Stock, less the number of shares purchased by the other Plan Investor. On November 12, 1999, each of Bay Harbour and Whippoorwill notified the Company of its intention to exercise the option in full. The closing of the exercise occurred on November 19, 1999.

           Isetan Warrant. An affiliate of Isetan was issued a warrant (the "Isetan Warrant") to purchase 287,724 shares of Holdings Common Stock at an exercise price of $14.68 per share. This warrant expires on January 29, 2002.

           Unsecured Creditors Warrants. All holders of allowed general unsecured claims (other than members of the Pressman Family and Isetan, each of which were party to separate arrangements described herein, and other than holders of general unsecured claims whose claims were for less than $2,300 and holders of general unsecured claims of greater than $2,300 who elected to receive cash in settlement of their claims) were issued warrants (the "Unsecured Creditors Warrants") to purchase an aggregate of up to 1,013,514 shares of Holdings Common Stock at an exercise price of $8.68 per share. These warrants expire on May 15, 2000.

           Preferred Stock. Holdings issued 15,000 shares of Series A Preferred Stock, par value $0.01 per share (the "Preferred Stock"), to the Barneys Employees Stock Plan Trust, which was established for the benefit of eligible employees of the Company. In addition, Holdings issued 5,000 shares of Preferred Stock for an aggregate purchase price of $500,000 in government securities to Bay Harbour, which it sold to a third party under a prearranged agreement.

       INDEBTEDNESS. Pursuant to the Plan, the following debt securities were issued:

           Isetan. Barneys issued a promissory note (the "Isetan Note") in the principal amount of $22,500,000 to Isetan. The Isetan Note bears interest at the rate of 10% per annum payable semi-annually, and matures on January 29, 2004.

           Equipment Lessors. On the Effective Date, certain lessors of equipment to the Company transferred all right, title and interest in such equipment to the Company. In exchange therefor, the Company issued promissory notes (the "Equipment Lessors Notes") to such lessors in an aggregate principal amount of $35,788,865. Such promissory notes bear interest at the rate of 11-1/2% per annum payable semi-annually, mature on January 29, 2004, and are secured by a first priority lien on the equipment that was the subject of each of the respective equipment leases.

       OTHER. Barneys paid approximately (i) $23,300,000 in cash to Isetan on account of its allowed claims, (ii) $50,000 to members of the Pressman Family in partial settlement of claims filed by them against the Company and in partial exchange for equity interests in the Company and certain of its affiliates,
(iii) an aggregate of $19,700,000 to holders of allowed administrative and priority claims, exclusive of professional fees paid, and (iv) an aggregate of $450,000 to holders of general unsecured claims whose claims were for amounts less than $2,300 and holders of general unsecured claims of greater than $2,300 who elected to receive cash in settlement of their claims, pursuant to the Plan. In addition, Barneys entered into consulting agreements with certain members of the Pressman Family. Pursuant to these agreements, each of which terminated on the first anniversary of the Effective Date, each of Phyllis Pressman, Robert Pressman, Gene Pressman and Holly Pressman have agreed to make himself or herself available to Barneys (up to 60% of full-time for Phyllis Pressman, and 80% of full-time for each of Robert, Gene and Holly Pressman) to furnish consulting services to Barneys, its subsidiaries and affiliates with respect to their business and potential business opportunities. The aggregate compensation payable under the consulting agreements ranges from $410,000 to $1,400,000, payable in four equal semi-annual installments commencing on the Effective Date. The Company was also required to pay Nanelle Associates, an entity controlled by members of the Pressman Family, in respect of its claims in the bankruptcy case, $400,000, payable in four equal semi-annual installments commencing on the Effective Date.

       REAL ESTATE. Pursuant to the Plan, an affiliate of Isetan became the sole owner of the properties on which the Company's three flagship stores are located and Barneys entered into modifications of the long-term leases for such stores. See "PROPERTIES" below.

       LICENSING. BNY Licensing entered into the licensing arrangements described under "Licensing Arrangements" below.

LICENSING ARRANGEMENTS

           BNY Licensing is party to licensing arrangements pursuant to which
(i) two retail stores are operated in Japan and a single in-store department is operated in Singapore under the name "BARNEYS NEW YORK," each by an affiliate of Isetan, and (ii) Barneys Asia Co. LLC, which is 70% owned by BNY Licensing and 30% owned by an affiliate of Isetan (and which was formed in connection with the Reorganization referred to above), has the exclusive right to sublicense the BARNEYS NEW YORK trademark throughout Asia (excluding Japan). Licensing agreements governing these arrangements were entered into in connection with Barneys' emergence from bankruptcy. See " -- The Reorganization" above.

TRADEMARKS AND SERVICE MARKS

           The Company owns its principal trademarks and service marks worldwide, including the "Barneys New York" and "Barneys" marks. In addition to these marks, the Company owns other important trademarks and service marks used in its business. The Company's trademarks and service marks are registered in the United States and internationally. The term of these registrations is generally ten years, and they are renewable for additional ten-year periods indefinitely, so long as the marks are still in use at the time of renewal. The Company is not aware of any claims of infringement or other challenges to its right to register or use its marks in the United States.

SEASONALITY

           The specialty retail industry is seasonal in nature, with a high proportion of sales and operating income generated in the November and December holiday season. As a result, the Company's operating results are significantly affected by the holiday selling season. Seasonality also affects working capital requirements, cash flow and borrowings as inventories build in September and peak in October in anticipation of the holiday selling season. The Company's dependence on the holiday selling season for sales and income is less than that of many retailers, because of the significant sales and income generated by the warehouse sale events held in February and August.

COMPETITION

           The retail industry, in general, and the specialty retail store business, in particular, are intensely competitive. Generally, the Company's stores are in competition with both specialty stores and department stores in the geographic areas in which they operate. The Company's outlet stores and warehouse sale events also compete with off-price and discount stores. During the last few years, several of the Company's significant vendor resources have entered or expanded their presence in the retail business with their own dedicated stores, which compete directly with the Company's stores (e.g., Giorgio Armani, Prada, Gucci and Helmut Lang). Several department store, specialty store, and vendor store competitors also offer mail order catalog shopping. The internet is beginning to permit the development of sales venues run by existing competitor stores or by new ventures that will also compete with the Company. Some of the retailers with which the Company competes have substantially greater financial resources than the Company and may have various other competitive advantages over the Company.

           The trend toward vertical integration of designer resources poses additional competitive risk for the Company (e.g., Neiman Marcus' purchase of an interest in the Kate Spade accessories business, LVMH's stable of designer vendors sold through its Duty Free Shops and Galleria stores as well as individual designer boutiques). Competition is strong not only for retail customers, but also for vendor resources. In the Company's luxury retail business, exclusivity of merchandise brands is very valuable, and retail stores compete for exclusive distribution arrangements with key designer vendors.

MERCHANDISING

           In fiscal 1999, the Company's top 10 vendor brands accounted for approximately 23% of total Company sales. The two top vendor brands each accounted for approximately 5% of total Company sales. All of these brands are also sold by competitor retailers in certain markets; nine of the ten vendors also have their own dedicated retail stores. Exclusivity of distribution of designer brands is a valuable resource in the luxury retail business. The Company faces risk to its business if certain designer vendors withdraw Barneys from their distribution, or, conversely, if they provide distribution to competitors. Management does not expect that the trend toward vertical integration discussed above or the withdrawal from Barneys of the distribution of certain designer vendors will have a material impact on the operations of the Company. If certain vendors were to withdraw distribution from Barneys, the Company might, in the short term, have difficulty identifying comparable sources of supply. However, management believes that alternative supply sources do exist to fulfill the Company's requirements in the event of such a disruption.

EMPLOYEES

           At January 29, 2000, the Company employed approximately 1400 people. The Company's staffing requirements fluctuate during the year as a result of the seasonality of the retail apparel industry, adding approximately 100 employees during the holiday selling season. Approximately 550 of the Company's employees are represented by unions and the Company believes that overall its relationship with its employees and the unions is good. During its more than fifty-year relationship with unions representing its employees, the Company has never been subjected to a strike.

CAPITAL EXPENDITURES

           The Company's capital expenditure plan is designed to allocate funds to projects that are necessary to support the Company's strategic plan. Under the terms of its $120,000,000 revolving credit facility, capital expenditures are limited, subject to certain adjustments, to $7,500,000 in fiscal year 2000, and $7,750,000 in each of fiscal years 2001 and 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

CERTAIN TAX MATTERS

FEDERAL AND STATE INCOME TAXES

           Pursuant to the Plan, Holdings acquired 100% of Barneys' stock. Holdings made a Section 338(g) election (the "Election") with respect to the acquisition under applicable provisions of the Internal Revenue Code ("IRC"). The tax effects of making the Election resulted in Barneys and each of its subsidiaries generally being treated, for federal income tax purposes, as having sold its assets at the time the Plan was consummated and thereafter, as a new corporation which purchased the same assets as of the beginning of the following day. As a result, Barneys incurred a gain at the time of the deemed sale in an amount equal to the difference between the fair market value of its assets and its collective tax basis of the assets at the time of the sale.

           The Company used existing net operating loss carryforwards to reduce the gain incurred as a result of this sale. Nevertheless, the Company was subject to alternative minimum tax. As a result of the Election, the Company has recorded an accrual for the alternative minimum tax liability as a "fresh start" adjustment. Furthermore, immediately after the sale, as a result of the IRC
Section 338(g) election, Barneys was stripped of any remaining tax attributes, including any unutilized net operating loss carryforwards and any unutilized tax credits. See Note 10 to the Consolidated Financial Statements.

OTHER TAXES

           For the years 1996 through 1999 the Company is subject to various tax audits of Barneys at the present time, particularly by New York State. The Company believes that pending audit results, in the aggregate, will not have a material effect on the Company's financial position, results of operations or cash flows.

LIMITED POST - CHAPTER 11 CASE OPERATING HISTORY

           The Company's emergence from Chapter 11 reorganization occurred on January 28, 1999, and consequently the Company's subsequent operating history is limited. Financial statements for future periods will not be comparable to the historical financial statements included herein, for the reasons discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FORWARD LOOKING INFORMATION

           This Annual Report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings and cash flows. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: general economic and business conditions, both nationally and in those areas in which the Company operates; demographic changes; prospects for the retail industry; competition; changes in business strategy or development plans; the loss of management and key personnel; the availability of capital to fund the expansion of the Company's business; changes in consumer preferences or fashion trends; adverse weather conditions, particularly during peak selling seasons; and changes in the Company's relationships with designers, vendors and other suppliers.


ITEM 2. PROPERTIES

           The Company's principal facilities include corporate offices, a central alterations facility, a distribution center and three flagship stores. Prior to the Effective Date, Barneys formed three subsidiaries (each, a "Lease Subsidiary"), each of which acts as lessee and sublessor for one of the flagship stores. On the Effective Date, pursuant to the Plan, (i) the fee interest in the properties on which the New York and the Chicago flagship stores are located, and the leasehold interest in the property on which the Beverly Hills flagship store is located, were transferred to an affiliate of Isetan, (ii) such affiliate, as lessor, entered into amended and restated leases with each of the tenants in each of the properties, and (iii) each of such tenants assigned the leasehold interest in the related property to one of the Lease Subsidiaries, which in turn entered into a sublease with Barneys, in the case of the New York and Beverly Hills stores, and with Barneys America, Inc., a subsidiary of Barneys, in the case of the Chicago store. The lease for the New York store is for a term of twenty years, with four options to renew of ten years each. The lease for the Chicago store is for a term of ten years, with three options to renew of ten years each. The lease for the Beverly Hills store is for a term of twenty years, with three options to renew of ten years each. The leases for the flagship stores are all triple-net leases. In the case of the Beverly Hills flagship store, Barneys is also responsible for the rent payable pursuant to the existing ground lease.

           The Company's corporate offices, central alterations facility, distribution center, warehouse sale event locations and its 15 stores are located at the following locations:

        CORPORATE OFFICES                 REGIONAL STORES
        -----------------                 ---------------

        New York, NY                      New York, NY (World Financial Center)
                                          Manhasset, NY
        CENTRAL ALTERATIONS FACILITY      Chestnut Hill, MA
        ----------------------------
                                          Seattle, WA
        New York, NY

        DISTRIBUTION CENTER               OUTLET STORES
        -------------------               -------------

        Lyndhurst, NJ                     Harriman, NY
                                          Cabazon, CA
        FLAGSHIP STORES                   Camarillo, CA
        ---------------
                                          Clinton, CT
        New York, NY                      Riverhead, NY
        Beverly Hills, CA                 Wrentham, MA
        Chicago, IL                       Waikele, HI
                                          Carlsbad, CA
        WAREHOUSE SALE EVENT LOCATION
        -----------------------------

        New York City, NY

           The Company also leases certain other facilities for its semi-annual warehouse sale events. The Company believes that all of its facilities are suitable and adequate for the current and anticipated conduct of its operations.


ITEM 3. LEGAL PROCEEDINGS

           Barneys and certain of its subsidiaries commenced proceedings under the Bankruptcy Code on January 10, 1996, and emerged therefrom on January 28, 1999. See "BUSINESS -- The Reorganization." In addition, Holdings and its subsidiaries are involved in various legal proceedings which are routine and incidental to the conduct of their business. Management believes that none of these proceedings, if determined adversely to Holdings or any of its subsidiaries, would have a material adverse effect on the financial condition or results of operations of such entities.

           On or about August, 1996, Barneys commenced an action against Circle Management Ltd. and Giuseppe Luongo for misappropriation of monies, an accounting and avoidance of certain post-petition transfers. The action is pending in the United States Bankruptcy Court for the Southern District of New York. Barneys alleges that Circle Management and Mr. Luongo, operators of the prior restaurant at the Company's Madison Avenue flagship store known as Mad 61, have not remitted monies from the operation of the restaurant which belong to Barneys. Barneys seeks unspecified monetary damages.

           Defendants have answered the complaint and have asserted counterclaims. The counterclaims allege breach of contract, breach of agency, libel and the making of false and fraudulent statements about the defendants. Defendants allege that Barneys did not reimburse them for the operating expenses of the Mad 61 restaurant and that Barneys made libelous, false and fraudulent statements about the financial condition of defendants. They seek monetary damages of not less than $1,000,000. While it is not possible to predict with certainty the outcome of this case, it is the opinion of management that this lawsuit will not have a material adverse effect on the Company's operating results, liquidity or consolidated financial statements.

ADMINISTRATIVE CLAIMS

           As a result of the bankruptcy, the Company is subject to various Administrative Claims filed by various claimants throughout the bankruptcy case. In connection with the Plan, the Company was required to establish a Disputed Administrative Claims Cash Reserve ("Cash Reserve") while the Administrative Claims are negotiated and settled. The initial total amount of the Cash Reserve was $4.6 million, of which approximately $2.4 million remains as of January 29, 2000. The Company has reserved in its financial statements the amount it deems will be necessary to settle these claims, however, there can be no assurances that the results of the settlement of these Administrative Claims will be on terms that will not exceed the amount reserved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Annual elections are held in June to elect officers for the ensuing year. Interim elections are held as required. Except as otherwise indicated, each executive officer has held his current position for the past five years.

                                                                                                                       Age at
                 Name                                            Position, Office                                 January 29, 2000
                 ----                                            ----------------                                 ----------------
Allen I. Questrom                      --   Director (since January 1999) and Chairman, President and                    59
                                            Chief Executive Officer (since May 1999).
Judy Collinson                         --   Executive Vice President (since May 1998).                                   48
Tom Kalenderian                        --   Executive Vice President/Menswear (since July 1997).                         42
Marc H. Perlowitz                      --   Executive Vice President, General Counsel and Human Resources,               45
                                            Secretary (since October 1997).
Karl Hermanns                          --   Executive Vice President (since February 2000).                              35
Michael Celestino                      --   Executive Vice President (since February 2000).                              44
Steven M. Feldman                      --   Executive Vice President and Chief Financial Officer (since                  36
                                            March 2000).
David New                              --   Executive Vice President - Creative Services (since March                    43
                                            2000).
Vincent Phelan                         --   Senior Vice President - Treasurer (since March 2000).                        34

           Set forth below are the names, positions and business backgrounds of all of the executive officers of Holdings.

           Allen I. Questrom was named Chairman, President and Chief Executive Officer of Holdings on May 5, 1999, having served on the Board of Directors since January 28, 1999. Mr. Questrom spent most of his 32 year career in retail with Federated Department Stores, Inc. rising from management trainee to become the corporation's youngest Chairman and Chief Executive Officer - first in 1980 of the Rich's division based in Atlanta, in 1984 of the Bullock's division based in Los Angeles and in 1990 of Federated Department Stores, Inc., a position which he held until May 1997. Mr. Questrom also served as President and Chief Executive Officer of the Dallas-based Neiman-Marcus Department Store Group from 1988 until 1990. He also serves as a member of the Board of each of the Whitney Museum of Art in New York, the Interpublic Group of Companies, Inc. and Polo-Ralph Lauren and is on the Board of Trustees of Boston University.

           Judy Collinson started with Barneys in 1989 as an Accessories Buyer. Prior to her current position, she had been responsible for Accessories and Private Label Collections. She was promoted to Executive Vice President and General Merchandising Manager for all women's merchandising in May 1998. Ms. Collinson is also responsible for women's shoes and cosmetics.

           Tom Kalenderian is head of men's merchandising. He has been at Barneys for 20 years. His responsibilities have increased over time until he was promoted to Executive Vice President/Menswear in July 1997. Mr. Kalenderian is responsible for developing and implementing menswear strategy and manages many of the key vendor relationships for the menswear business.

           Marc H. Perlowitz joined Barneys in September 1985. He was promoted to Executive Vice President, General Counsel and Human Resources of Barneys in October 1997. Mr. Perlowitz' responsibilities include direct responsibility for all legal matters of Barneys and its affiliates. He is responsible for Human Resources which includes compensation, benefits, labor relations, training, recruiting, employee policies and procedures and Company communications. He is also responsible for real estate, facilities and risk management.

           Karl Hermanns has been with Barneys for almost four years and previously was responsible for Financial and Strategic Planning. During his tenure, he has assumed other responsibilities and is currently responsible for Marketing, Merchandise Planning, Inventory Control, Distribution, Management Information Systems, Imports and the Company's Central Alterations department. Mr. Hermanns was promoted to Executive Vice President in February 2000. Prior to joining Barneys, Mr. Hermanns spent 10 years with Ernst & Young LLP in their audit and consulting practices.

           Michael Celestino has been with Barneys for eight years and has served in a number of store operations capacities during that period. Mr. Celestino is currently responsible for all store operations including full-price stores, outlet stores and the Company's warehouse sale. He was promoted to Executive Vice President in February 2000.

           Steven M. Feldman has been with Barneys since May 1996 when he joined as Controller. He was promoted to Vice President in December 1997 and to Senior Vice President in May 1999. Additionally, in May 1999, Mr. Feldman was appointed as Chief Financial Officer. Prior to joining Barneys, Mr. Feldman was a Senior Manager at Ernst & Young LLP principally serving retail engagements. Mr. Feldman was promoted to Executive Vice President in February 2000.

           David New has been with Barneys since 1992 when he joined as Men's Display Manager of the Seventeenth Street store in New York City. Mr. New's responsibilities have increased over time and in March of 2000 he was promoted to Executive Vice President, Creative Services. In that capacity, Mr. New is responsible for Store Design, Display, Advertising and Publicity.

Vincent Phelan has been with Barneys since August 1995 when he joined as Director of Finance. Prior to joining Barneys, Mr. Phelan was the Deputy Director of Finance at the United States Tennis Association, Inc. in White Plains, NY from January 1993 to July 1995. Mr. Phelan is a certified public accountant and was responsible for reconciling all claims filed in connection with the Chapter 11 filing. Mr. Phelan was promoted to Vice President - Treasurer in January 1999 and Senior Vice President in March 2000. Mr. Phelan is responsible for financial planning, budgeting, cash management, banking relations, and taxes.

           None of the executive officers listed herein is related to any director or executive officer.



                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

           There is no current public trading market for Holdings Common Stock or the Unsecured Creditors Warrants. An aggregate of 854,458 shares of Holdings Common Stock are issuable upon exercise of outstanding options, and an aggregate of 1,301,094 shares of Holdings Common Stock are issuable upon exercise of outstanding warrants. In addition, the Preferred Stock, under certain circumstances, is convertible into 162,500 shares of Holdings Common Stock. The Company does not presently intend to apply to list the Holdings Common Stock on any national securities exchange or The Nasdaq Stock Market. The Company believes that all of the shares of Holdings Common Stock held by Bay Harbour, Whippoorwill and Isetan could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). Resales under Rule 144 are subject to limitations relating to current public information, volume and manner of sales. Pursuant to the Registration Rights Agreement, Holdings has agreed to register under the Securities Act all shares of Holdings Common Stock held by Bay Harbour, Whippoorwill and, pursuant to piggyback registration rights, Isetan. See "Security Ownership of Certain Beneficial Owners and Management," in the Proxy Statement, which is incorporated herein by reference and which sets forth the number of shares of Holdings Common Stock owned by each of Bay Harbour, Whippoorwill and Isetan.

HOLDERS

           The number of record holders of Holdings Common Stock as of April 6, 2000 is 987.

DIVIDENDS

           Each share of Holdings Common Stock will be entitled to participate equally in any dividend declared by the Board of Directors and paid by Holdings. The guarantee by Holdings of the Company's new working capital facility prohibits Holdings from declaring dividends on shares of its capital stock, with the exception of dividends payable to the holders of the Preferred Stock. The Company has no present intention to declare dividends on the Holdings Common Stock.

SIGNIFICANT STOCKHOLDERS

           Bay Harbour and Whippoorwill collectively beneficially own approximately 80% of the outstanding shares of the Holdings Common Stock. See "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement which is incorporated herein by reference. Accordingly, they may be in a position to control the outcome of actions requiring stockholder approval, including the election of directors. This concentration of ownership could also facilitate or hinder a negotiated change of control of Holdings and, consequently, have an impact upon the value of the Holdings Common Stock. Further, the possibility that either Bay Harbour or Whippoorwill may determine to sell all or a large portion of their shares of Holdings Common Stock in a short period of time may adversely affect the market price of the Holdings Common Stock. In addition, Bay Harbour and Whippoorwill have entered into a stockholders' agreement with respect to their ownership in, and the voting of the capital stock of, Holdings. See "Certain Relationships and Related Transactions."

           Allen I. Questrom, Chairman, President and Chief Executive Officer of the Company beneficially owns 5.8% of Holdings Common Stock.

           Other than the securities referred to below, Holdings did not make any recent sales of unregistered securities.

           Prior to the consummation of the Plan, Subscription Rights were issued to all holders of allowed general unsecured claims (other than members of the Pressman Family and Isetan, each of which were party to separate arrangements described herein, and other than holders of general unsecured claims whose claims were for less than $2,300 and holders of general unsecured claims of greater than $2,300 who elected to receive cash in settlement of their claims) based upon the exemptions provided by Section 1145 of the Bankruptcy Code.

           5,792,469 shares of Holdings Common Stock, the Isetan Warrant, 1,013,514 Unsecured Creditors Warrants (and any exercise thereof) , the Isetan Note and the Equipment Lessors Notes were issued on or about the Effective Date pursuant to the Plan in satisfaction of certain allowed claims against, or interests in, Barneys and its subsidiaries and pursuant to the offering of Subscription Rights. Based upon the exemptions provided by Section 1145 of the Bankruptcy Code (other than as set forth below), Holdings believes that none of such securities is required to be registered under the Securities Act, in connection with their issuance and distribution pursuant to the Plan. In addition, the 6,707,531 shares of Holdings Common Stock issued to Bay Harbour and Whippoorwill on the Effective Date in respect of their backstop of the offering of Subscription Rights, the option granted to them pursuant to the Stock Purchase Agreement and the Preferred Stock were issued in a transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of Preferred Stock were issued on the Effective Date to the Barneys Employees Stock Plan Trust and to an individual. See "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement which is incorporated herein by reference. During 1999, 144 shares of Holdings

Common Stock were issued upon exercise of Unsecured Creditors Warrants, pursuant to the exemption provided by Section 1145 of the Bankruptcy Code. On November 12, 1999, each of Bay Harbour and Whippoorwill exercised in full the option granted to them pursuant to the Stock Purchase Agreement in a transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

           To be filed by amendment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           To be filed by amendment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK ASSESSMENT

           Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates. To address some of these risks the Company enters into various hedging transactions as described below. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

FOREIGN CURRENCY RISK

           The Company periodically enters into foreign exchange forward contracts and option contracts to hedge some of its foreign exchange exposure. The Company's objective in managing the exposure to changes in foreign currency exchange is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. The Company uses such contracts to hedge exposure to changes in foreign currency exchange rates, primarily in Western Europe, associated with purchases denominated in foreign currency. The principal currencies hedged are the Italian lira, German mark, British pound, and the French franc. A uniform 10% weakening as of January 31, 1999 in the value of the dollar relative to the currencies in which the purchases are denominated would have resulted in a $7.7 million decrease in gross profit for fiscal year-ended January 29, 2000. Comparatively, the result of a uniform 10% weakening as of August 1, 1998 in the value of the dollar relative to the currencies in which the purchases are denominated would have resulted in a $3.8 million decrease in gross profit for the twenty-six week period ending January 30, 1999.

           This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar. In addition to the direct effects in exchange rates, which are a changed dollar value of the resulting purchases, changes in exchange rates also affect the volume of purchases or the foreign currency purchase price as competitor's prices become more or less attractive.

INTEREST RATE RISK

           The Company's earnings are affected by changes in short-term interest rates as a result of its revolving credit agreement. If short-term interest rates averaged 2% more in the fiscal year 1999, the Company's interest expense would have increased, and income before taxes would decrease by $2.1 million. Comparatively, if short-term interest rates averaged 2% more in the Fall 1998 Stub Period 1998, the Company's interest expense would have increased, and loss before taxes would have increased by $0.8 million. In the event of a change of such magnitude, management would likely take actions to mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           To be filed by amendment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of Holdings to be held on June 15, 2000 (the "Proxy Statement"), which section (other than the Compensation Committee Report) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after January 29, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The information required with respect to executive officers is set forth in Part I of this report under the heading "Executive Officers of the Registrant," pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.


ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section (other than the Compensation Committee Report) is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information to be set forth in the section entitled "Voting Rights" and "Security Ownership of Management" in the Proxy Statement, which sections are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section (other than the Compensation Committee Report) is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) - The response to this portion of Item 14 will be filed by amendment.

           (3) Exhibits:

EXHIBIT             NAME OF EXHIBIT
-------             ---------------

2.1        Second Amended Joint Plan of Reorganization for Barney's, Inc.
           ("Barneys") and certain of its affiliates proposed by Whippoorwill Associates, Inc. ("Whippoorwill"), Bay Harbour Management L.C. ("Bay Harbour") and the Official Committee of Unsecured Creditors dated November 13, 1998 (the "Plan of Reorganization") (1)

2.2        Supplement to the Plan of Reorganization dated December 8, 1998 (1)

2.3        Second Supplement to the Plan of Reorganization dated December 16,
           1998 (1)

3.1 Certificate of Incorporation of Barneys New York, Inc. ("Holdings"), filed with the Secretary of State of the State of Delaware on November 16, 1998 (1)

3.2 Certificate of Designation for Series A Preferred Stock of Holdings filed with the Secretary of State of the State of Delaware on December 24, 1998 (1)

3.3        By-laws of Holdings (1)

4.1 Warrant Agreement between Holdings and American Stock Transfer & Trust Company as Warrant Agent dated as of January 28, 1999 (1)

4.2        Specimen of Holdings' Common Stock Certificate (1)

10.1       Credit Agreement, among Barneys, Barneys (CA) Lease Corp., Barneys
           (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp. and Barneys America (Chicago) Lease Corp., as Borrowers, the lenders party thereto, Citicorp USA, Inc. ("CUSA"), as Administrative Agent for such lenders, and General Electric Capital Corporation, as Documentation Agent (the "Credit Agreement"), dated as of January 28, 1999 (1)

10.2       First Amendment to the Credit Agreement dated as of March 23, 1999
           (1)

10.3       Second Amendment to the Credit Agreement dated as of June 2, 1999 (2)

10.4       Third Amendment to the Credit Agreement dated as of November 30, 1999
           (3)

10.5       Fourth Amendment to the Credit Agreement dated as of March 17, 2000
           (5)

10.6 Guarantee by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.7 Security Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.8 Pledge Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

EXHIBIT             NAME OFEXHIBIT
-------             --------------

10.9 Pledge Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.10 Security Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.11 Trademark Security Agreement by Barneys and BNY Licensing Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.12 Cash Collateral Pledge Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.13 Pledge Agreement by Barneys America, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.14 Security Agreement by Barneys America, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.15 Security Agreement by PFP Fashions Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.16 Security Agreement by Barneys (CA) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.17 Security Agreement by Barneys (NY) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.18 Security Agreement by Basco All-American Sportswear Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.19 Security Agreement by Barneys America (Chicago) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.20 Security Agreement by BNY Licensing Corp. in favor of CUSA as Administrative Agent dated as of January 28, 1999 (1)

10.21 Subordinated Note issued by Barneys and payable to Isetan of America, Inc. ("Isetan") dated January 28, 1999 (the "Isetan Note") (1)

10.22      Guarantee by Holdings of the Isetan Note dated January 28, 1999 (1)

10.23 Subordinated Note issued by Barneys and payable to Bi-Equipment Lessors LLC, dated January 28, 1999 (the "Bi-Equipment Lessors Note")
           (1)

10.24 Guarantee by Holdings of the Bi-Equipment Lessors Note dated as of January 28, 1999 (1)

10.25 Security Agreement by Barneys in favor of Bi-Equipment Lessors LLC dated as of January 28, 1999 (1)

10.26 License Agreement among Barneys, BNY Licensing Corp. and Barneys Japan Co. Ltd. dated as of January 28, 1999 (1)

EXHIBIT             NAME OFEXHIBIT
-------             --------------

10.27 Stock Option Plan for Non-Employee Directors effective as of March 11, 1999. (1)

10.28 Services Agreement, among Meridian Ventures, Inc., Thomas C. Shull and Barneys dated as of August 1, 1998 (1)

10.29 Services Agreement Amendment among Meridian Ventures, Inc., Thomas C. Shull, Barneys and Holdings dated as of January 28, 1999 (1)

10.30 Registration Rights Agreement by and among Holdings and the Holders party thereto dated as of January 28, 1999 (the "Registration Rights Agreement) (1)

10.31 Amendment No.1 dated as of February 1, 2000, to the Registration Rights Agreement (3)

10.32 Letter Agreement, dated January 28, 1999, among Bay Harbour, Whippoorwill, Isetan and Holdings (4)

10.33 Employment Agreement between Holdings and Allen I. Questrom effective as of May 5, 1999 (3)

10.34 Registration Rights Agreement between Holdings and Allen I. Questrom dated as of February 1, 2000 (3)

21         Subsidiaries of the registrant (6)

23         Consent of Independent Auditors (7)

27         Financial Data Schedule (7)

(1) Incorporated by reference to Barneys' Registration Statement on Form 10 (the "Form 10") filed with the Securities and Exchange Commission (the "Commission") on June 1, 1999.

(2) Incorporated by reference to Barneys' Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.

(3) Incorporated by reference to Amendment No. 2 to the Form 10 filed with the Commission on February 15, 2000.

(4) Incorporated by reference to Amendment No. 1 to the Form 10 filed with the Commission on October 13, 1999.

(5) Incorporated by reference to Amendment No. 3 to the Form 10 filed with the Commission on April 21, 2000.

(6)        Filed herewith.

(7)        To be filed by amendment.

                     (b) - Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ended January 29, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BARNEYS NEW YORK, INC.
                                    (Registrant)



                                    By:   /s/Steven M. Feldman
                                       --------------------------------------
                                          Name:  Steven M. Feldman
                                          Title: Executive Vice President and
                                                 Chief Financial Officer

                                    Date: April 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                     Name                                           Date
                     ----                                           ----


/s/ Shelley F. Greenhaus                                       April 28, 2000
----------------------------------------------------
Shelley F. Greenhaus
Director


/s/John Halpern                                                April 28, 2000
----------------------------------------------------
John Halpern
Director


/s/Yasuo Okamoto                                               April 28, 2000
----------------------------------------------------
Yasuo Okamoto
Director


/s/Allen I. Questrom                                           April 28, 2000
----------------------------------------------------
Allen I. Questrom
Chairman, President, Chief
Executive Officer and Director

/s/Carl Spielvogel                                             April 28, 2000
----------------------------------------------------
Carl Spielvogel
Director


/s/David A. Strumwasser                                        April 28, 2000
----------------------------------------------------
David A. Strumwasser
Director


/s/Robert J. Tarr, Jr.                                         April 28, 2000
---------------------------------------------------
Robert J. Tarr, Jr.
Director


/s/Douglas P. Teitelbaum                                       April 28, 2000
----------------------------------------------------
Douglas P. Teitelbaum
Director


/s/Steven A. Van Dyke                                          April 28, 2000
----------------------------------------------------
Steven A. Van Dyke
Director


/s/Shelby S. Werner                                            April 28, 2000
----------------------------------------------------
Shelby S. Werner
Director


/s/Steven M. Feldman                                           April 28, 2000
----------------------------------------------------
Steven M. Feldman
Executive Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT             NAME OFEXHIBIT
-------             --------------

2.1        Second Amended Joint Plan of Reorganization for Barney's, Inc.
           ("Barneys") and certain of its affiliates proposed by Whippoorwill Associates, Inc. ("Whippoorwill"), Bay Harbour Management L.C. ("Bay Harbour") and the Official Committee of Unsecured Creditors dated November 13, 1998 (the "Plan of Reorganization") (1)

2.2        Supplement to the Plan of Reorganization dated December 8, 1998 (1)

2.3        Second Supplement to the Plan of Reorganization dated December 16,
           1998 (1)

3.1 Certificate of Incorporation of Barneys New York, Inc. ("Holdings"), filed with the Secretary of State of the State of Delaware on November 16, 1998 (1)

3.2 Certificate of Designation for Series A Preferred Stock of Holdings filed with the Secretary of State of the State of Delaware on December 24, 1998 (1)

3.3        By-laws of Holdings (1)

4.1 Warrant Agreement between Holdings and American Stock Transfer & Trust Company as Warrant Agent dated as of January 28, 1999 (1)

4.2        Specimen of Holdings' Common Stock Certificate (1)

10.1       Credit Agreement, among Barneys, Barneys (CA) Lease Corp., Barneys
           (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp. and Barneys America (Chicago) Lease Corp., as Borrowers, the lenders party thereto, Citicorp USA, Inc. ("CUSA"), as Administrative Agent for such lenders, and General Electric Capital Corporation, as Documentation Agent (the "Credit Agreement"), dated as of January 28, 1999 (1)

10.2       First Amendment to the Credit Agreement dated as of March 23, 1999
           (1)

10.3       Second Amendment to the Credit Agreement dated as of June 2, 1999 (2)

10.4       Third Amendment to the Credit Agreement dated as of November 30, 1999
           (3)

10.5       Fourth Amendment to the Credit Agreement dated as of March 17, 2000
           (5)

10.6 Guarantee by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.7 Security Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.8 Pledge Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.9 Pledge Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

EXHIBIT             NAME OFEXHIBIT
-------             --------------

10.10 Security Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.11 Trademark Security Agreement by Barneys and BNY Licensing Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.12 Cash Collateral Pledge Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.13 Pledge Agreement by Barneys America, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.14 Security Agreement by Barneys America, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.15 Security Agreement by PFP Fashions Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.16 Security Agreement by Barneys (CA) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.17 Security Agreement by Barneys (NY) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.18 Security Agreement by Basco All-American Sportswear Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.19 Security Agreement by Barneys America (Chicago) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.20 Security Agreement by BNY Licensing Corp. in favor of CUSA as Administrative Agent dated as of January 28, 1999 (1)

10.21 Subordinated Note issued by Barneys and payable to Isetan of America, Inc. ("Isetan") dated January 28, 1999 (the "Isetan Note") (1)

10.22      Guarantee by Holdings of the Isetan Note dated January 28, 1999 (1)

10.23 Subordinated Note issued by Barneys and payable to Bi-Equipment Lessors LLC, dated January 28, 1999 (the "Bi-Equipment Lessors Note")
           (1)

10.24 Guarantee by Holdings of the Bi-Equipment Lessors Note dated as of January 28, 1999 (1)

10.25 Security Agreement by Barneys in favor of Bi-Equipment Lessors LLC dated as of January 28, 1999 (1)

10.26 License Agreement among Barneys, BNY Licensing Corp. and Barneys Japan Co. Ltd. dated as of January 28, 1999 (1)

10.27 Stock Option Plan for Non-Employee Directors effective as of March 11, 1999. (1)

EXHIBIT             NAME OFEXHIBIT
-------             --------------

10.28 Services Agreement, among Meridian Ventures, Inc., Thomas C. Shull and Barneys dated as of August 1, 1998 (1)

10.29 Services Agreement Amendment among Meridian Ventures, Inc., Thomas C. Shull, Barneys and Holdings dated as of January 28, 1999 (1)

10.30 Registration Rights Agreement by and among Holdings and the Holders party thereto dated as of January 28, 1999 (the Registration Rights Agreement) (1)

10.31 Amendment No. 1, dated as of February 1, 2000, to Registration Rights Agreement (3)

10.32 Letter Agreement, dated January 28, 1999, among Bay Harbour, Whippoorwill, Isetan and Holdings (4)

10.33 Employment Agreement between Holdings and Allen I. Questrom effective as of May 5, 1999 (3)

10.34 Registration Rights Agreement between Holdings and Allen I. Questrom dated as of February 1, 2000 (3)

21         Subsidiaries of the registrant (6)

23         Consent of Independent Auditors (7)

27         Financial Data Schedule (7)

(1) Incorporated by reference to Barneys' Registration Statement on Form 10 (the "Form 10") filed with the Securities and Exchange Commission (the "Commission") on June 1, 1999.

(2) Incorporated by reference to Barneys' Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.

(3) Incorporated by reference to Amendment No. 2 to the Form 10 filed with the Commission on February 15, 2000.

(4) Incorporated by reference to Amendment No. 1 to the Form 10 filed with the Commission on October 13, 1999.

(5) Incorporated by reference to Amendment No. 3 to the Form 10 filed with the Commission on April 21, 2000.

(6)        Filed herewith.

(7)        To be filed by amendment.