Form 10-Q/A
period 1999-05-01
BARNEYS NEW YORK INC
filed 2000-05-12
CIK 1087414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


                               (AMENDMENT NO. 1)


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




21645.0001

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


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                       SUCCESSOR   | PREDECESSOR
                                                                        COMPANY    |   COMPANY
                                                                       3 MONTHS    |  3 MONTHS
                                                                         ENDED     |    ENDED
                                                                        5/1/99     |    5/2/98
                                                                      ------------ | -------------
                                                                                   |
Net sales                                                                $ 85,841  |     $ 90,277
Cost of sales                                                              45,775  |       49,266
                                                                      ------------ | -------------
                                                                                   |
          Gross profit                                                     40,066  |       41,011
                                                                                   |
Expenses:                                                                          |
                                                                                   |
  Selling, general and administrative expenses                                     |
     (including occupancy costs)                                           37,414  |       38,562
  Depreciation and amortization                                             4,316  |        2,313
  Other income - net                                                       (1,012) |       (1,015)
                                                                      ------------ | -------------
          (Loss) income before interest and financing costs,                       |
              reorganization costs and income taxes                          (652) |        1,151
                                                                                   |
Interest and financing costs, net of interest income                        3,120  |        3,035
                                                                      ------------ | -------------
                                                                                   |
          Loss before reorganization costs                                         |
               and income taxes                                            (3,772) |       (1,884)
                                                                                   |
Reorganization costs                                                            -  |        2,889
                                                                      ------------ | -------------
          Loss before income taxes                                         (3,772) |       (4,773)
                                                                                   |
Income taxes                                                                   19  |           19
                                                                      ------------ | -------------
                                                                                   |
          Net loss                                                       $ (3,791) |     $ (4,792)
                                                                      ============ | =============
                                                                                   |
Basic and diluted net loss per share of common stock                     $  (0.30) |
                                                                      ============ |
                                                                                   |
Weighted average number of shares of common                                        |
     stock outstanding                                                     12,500  |
                                                                      ============ |


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                                MAY 1,       JANUARY 30,
                                                                                                 1999            1999
                                                                                            --------------- ---------------
         ASSETS
         Current assets:
             Cash and cash equivalents                                                             $ 6,028         $ 6,824
             Restricted cash                                                                         4,625           5,082
             Receivables, less allowances of $4,456 and $4,356                                      25,097          27,841
             Inventories                                                                            63,928          65,551
             Other current assets                                                                    5,105           6,347
                                                                                            --------------- ---------------
                   Total current assets                                                            104,783         111,645
         Fixed assets at cost, less accumulated depreciation
              and amortization of $2,093 and $0                                                     49,495          51,356
         Excess reorganization value, less accumulated amortization of $2,222 and $0               175,548         177,767
         Other assets                                                                                3,025           3,186
                                                                                            --------------- ---------------

                   Total assets                                                                  $ 332,851       $ 343,954
                                                                                            =============== ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
             Accounts payable                                                                     $ 11,991        $ 15,996
             Accrued expenses                                                                       41,541          54,585
                                                                                            --------------- ---------------
                   Total current liabilities                                                        53,532          70,581

         Long-term debt                                                                            127,465         118,533
         Other long-term liabilities                                                                   805               -

         Redeemable Preferred Stock                                                                    500             500

         Shareholders' equity:
             Common stock--$.01 par value; authorized
                  25,000,000 shares--issued 12,500,000 shares                                          125             125
             Additional paid-in capital                                                            154,215         154,215
             Accumulated deficit                                                                    (3,791)              -
                                                                                            --------------- ---------------
                   Total shareholders' equity                                                      150,549         154,340
                                                                                            --------------- ---------------

         Total liabilities and shareholders' equity                                              $ 332,851       $ 343,954
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

(4)      Earnings (loss) Per Share


           Earnings (loss) per common share is computed as net loss available to common stockholders divided by the weighted average number of common shares outstanding. Earnings per common share of the Predecessor Company has not been included herein as the computation would not provide meaningful results as the capital structure of the Successor Company is not comparable to that of the Predecessor Company.

           Options and warrants to acquire an aggregate of 1,922,338 shares of common stock were not included in the computation of diluted earnings per common share for the three months ended May 1, 1999 as including them would have been anti-dilutive.


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

Three Months Ended May 1, 1999 Compared to the Three Months Ended May 2, 1998


         Net Sales for the three months ended May 1, 1999 were $85.8 million compared to $90.3 million a year ago, a decrease of 4.9%. Included in net sales for the three months ended May 2, 1998 is $1.1 million generated from a full-price store which closed in July 1998 as well as a bulk sale of merchandise to a jobber ("Bulk Sale") of approximately $3.0 million, which was non-recurring in the current period. Excluding the Bulk Sale, net sales decreased 1.7%. Comparable store sales decreased approximately 0.4%, principally due to a weakness in both the outlet and warehouse sale locations partially offset by an increase at full-price stores.

         Gross profit on sales decreased 2.3% to $40.1 million for the three months ended May 1, 1999 from $41.0 million in the three months ended May 2, 1998, primarily due to lower revenues as a result of the store closing. As a percentage of net sales, gross profit was 46.7% for the three months ended May 1, 1999 compared to 45.4% in the year ago period. Excluding the impact of markdowns related to the Bulk Sale, gross profit was 47.0% of sales in the year ago period. Excluding the impact of the approximately $1.9 million markdown related to the Bulk Sale, the gross profit percentage in the current year declined principally due to higher markdowns in the outlet and warehouse sale locations.

         Selling, general and administrative expenses, including occupancy expenses, declined 3.0% in the three-month period ended May 1, 1999 to $37.4 million from $38.6 million in the three month period ended May 2, 1998 principally due to continuing improvements from the Company's cost-reduction initiatives as well as additional reductions in personnel and occupancy costs related to the full-price store which closed in July 1998. Selling, general and administrative expenses were 43.6% of sales in the three months ended May 1, 1999 as compared to 42.7% (44.2% exclusive of the Bulk Sale) in the three months ended May 2, 1998. As a direct consequence of the Predecessor Company's Plan of Reorganization becoming effective, occupancy expense in the three months ended May 1, 1999 as compared to the three months ended May 2, 1998 increased approximately $1.5 million due to increased rent expense at the Company's three flagship stores in New York, Beverly Hills and Chicago. This increase, however, was substantially offset by the elimination of rental expense, again as a direct consequence of the Predecessor Company's Plan of Reorganization becoming effective, associated with certain equipment previously leased by the Predecessor Company.


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

PART 2.  OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibit No.                        Description

                 10.1 Second Amendment, dated as of June 2, 1999 to the Credit Agreement (incorporated by reference to Exhibit 10.1 of Holdings' Quarterly Report on Form 10Q for the quarter ended May 1, 1999)

                 27.1         Financial Data Schedule



(b) The Company did not file any reports on Form 8-K during the quarter ended May 1, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 2000
                                  BARNEYS NEW YORK, INC.

                                  By: /s/ Steven M. Feldman
                                      ----------------------------------------
                                      Name: Steven M. Feldman
                                      Title: Executive Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX


              Exhibit No.                        Description
              -----------                        -----------

                 10.1 Second Amendment, dated as of June 2, 1999 to the Credit Agreement (incorporated by reference to Exhibit 10.1 of Holdings' Quarterly Report on Form 10Q for the quarter ended May 1, 1999)

                 27.1         Financial Data Schedule