Form 10-Q/A
period 1999-07-31
BARNEYS NEW YORK INC
filed 2000-05-12
CIK 1087414

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


PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)


                                                           SUCCESSOR      |   PREDECESSOR        SUCCESSOR     |   PREDECESSOR
                                                            COMPANY       |     COMPANY           COMPANY      |     COMPANY
                                                          THREE MONTHS    |   THREE MONTHS       SIX MONTHS    |    SIX MONTHS
                                                             ENDED        |      ENDED             ENDED       |      ENDED
                                                         JULY 31, 1999    |   AUGUST 1, 1998   JULY 31, 1999   |  AUGUST 1, 1998
                                                         ---------------- | ----------------- ---------------- |  -----------------
                                                                          |                                    |
                                                                          |                                    |
Net sales                                                       $ 77,923  |         $ 71,898        $ 163,764  |        $ 162,175
Cost of sales                                                     41,748  |           38,627           87,523  |           87,893
                                                         ---------------- | -----------------  --------------- |  ----------------
                                                                          |                                    |
          Gross profit                                            36,175  |           33,271           76,241  |           74,282
                                                                          |                                    |
Expenses:                                                                 |                                    |
                                                                          |                                    |
  Selling, general and administrative expenses (including                 |                                    |
  occupancy costs)                                                36,669  |           34,696           74,083  |           73,258
  Depreciation and amortization                                    4,341  |            2,484            8,657  |            4,797
  Other income - net                                              (1,099) |             (642)          (2,111) |           (1,657)
                                                         ---------------- | -----------------  --------------- |  ----------------
          Loss before interest and financing costs,                       |                                    |
              reorganization costs and income taxes               (3,736) |           (3,267)          (4,388) |           (2,116)
                                                                          |                                    |
Interest and financing costs, net of interest income               3,228  |            3,353            6,348  |            6,388
                                                         ---------------- | -----------------  --------------- |  ----------------
                                                                          |                                    |
          Loss before reorganization costs                                |                                    |
               and income taxes                                   (6,964) |           (6,620)         (10,736) |           (8,504)
                                                                          |                                    |
Reorganization costs                                                   -  |            4,399                -  |            7,288
                                                         ---------------- | -----------------  --------------- |  ----------------
          Loss before income taxes                                (6,964) |          (11,019)         (10,736) |          (15,792)
                                                                          |                                    |
Income taxes                                                          19  |               19               38  |               38
                                                         ---------------- | -----------------  --------------- |  ----------------
                                                                          |                                    |
          Net loss                                              $ (6,983) |        $ (11,038)       $ (10,774) |        $ (15,830)
                                                         ================ | =================  =============== |  ================
                                                                          |                                    |
Basic and diluted net loss per share of common stock            $  (0.56) |                         $   (0.86) |
                                                         ================ |                    =============== |
                                                                          |                                    |
Weighted average number of shares of common                               |                                    |
     stock outstanding                                            12,500  |                            12,500  |
                                                         ================ |                    =============== |





     The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                              JULY 31,          JANUARY 30,
                                                                                                1999               1999
                                                                                          ------------------ ------------------
                                                                                             (UNAUDITED)         (NOTE 1)
           ASSETS
           Current assets:
               Cash and cash equivalents                                                            $ 4,970            $ 6,824
               Restricted cash                                                                        2,383              5,082
               Receivables, less allowances of $4,382 and $4,356                                     20,863             27,841
               Inventories                                                                           64,209             65,551
               Other current assets                                                                   5,495              6,347
                                                                                          ------------------ ------------------
                     Total current assets                                                            97,920            111,645
           Fixed assets at cost, less accumulated depreciation
                and amortization of $4,212 and $0                                                    48,297             51,356
           Excess reorganization value, less accumulated amortization of $4,444 and $0              173,323            177,767
           Other assets                                                                               2,844              3,186
                                                                                          ------------------ ------------------

                     Total assets                                                                 $ 322,384          $ 343,954
                                                                                          ================== ==================

           LIABILITIES AND SHAREHOLDERS' EQUITY
           Current liabilities:
               Accounts payable                                                                    $ 12,883           $ 15,996
               Accrued expenses                                                                      40,117             54,585
                                                                                          ------------------ ------------------
                     Total current liabilities                                                       53,000             70,581

           Long-term debt                                                                           123,712            118,533
           Other long-term liabilities                                                                1,606                  -

           Redeemable Preferred Stock - Aggregate liquidation preference $2,000                         500                500

           Shareholders' equity:
               Common stock--$.01 par value; authorized
                    25,000,000 shares--issued 12,500,022 shares                                         125                125
               Additional paid-in capital                                                           154,215            154,215
               Accumulated deficit                                                                  (10,774)                 -
                                                                                          ------------------ ------------------
                     Total shareholders' equity                                                     143,566            154,340
                                                                                          ------------------ ------------------

           Total liabilities and shareholders' equity                                             $ 322,384          $ 343,954
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


Three Months Ended July 31, 1999 Compared to the Three Months Ended August 1,
1998


           Net sales for the three months ended July 31, 1999 were $77.9 million compared to $71.9 million a year ago, an increase of 8.4%. Included in net sales for the three months ended July 31, 1999 are bulk sales of merchandise to jobbers ("Bulk Sales") of approximately $1.2 million. Included in net sales for the three months ended August 1, 1998 is approximately $1.1 million generated from a full-price store which closed in July 1998. Excluding Bulk Sales and sales from two of the outlet stores which closed at the end of July 1999 and the beginning of August 1999, comparable store sales increased approximately 7.7%, principally due to a 9.3% comparable store sales increase in the full-price stores. Comparable store sales increases were driven by a strong flow of new seasonal receipts into the stores and, to an extent, by more promotional activities.

           Gross profit on sales increased 8.7% to $36.2 million for the three months ended July 31, 1999 from $33.3 million in the three months ended August 1, 1998, primarily due to the sales increase mentioned above. The Company experienced higher actual shrink in the second quarter of 1999 as compared to the year ago period. On a comparative basis, this additional expense was substantially offset by greater foreign exchange gains ($388,000), realized upon settlement of foreign denominated purchases in 1999 and certain non-recurring year-end adjustments recorded against gross profit of approximately $700,000 principally to reserve against aged vendor chargebacks in 1998. As a percentage of net sales, gross profit was 46.4% for the three months ended July 31, 1999 compared to 46.3% in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, increased 5.7% in the three-month period ended July 31, 1999 to $36.7 million from $34.7 million in the three month period ended August 1, 1998. Selling, general and administrative expenses were 47.1% (47.8% exclusive of Bulk Sales) of sales in the three months ended July 31, 1999 as compared to 48.3% in the three months ended August 1, 1998.


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

Six Months Ended July 31, 1999 Compared to the Six Months Ended August 1, 1998


           Net sales for the six months ended July 31, 1999 were $163.8 million compared to $162.2 million a year ago, an increase of 1.0%. Bulk Sales decreased $1.7 million in the current year to $1.2 million from $3.0 million in the year ago period. In addition, included in net sales for the six months ended August 1, 1998 is $2.2 million generated from a full-price store which closed in July 1998. Excluding Bulk Sales and sales from the two outlet stores which closed at the end of July 1999 and the beginning of August 1999, comparable store sales increased approximately 3.5%, principally due to a 5.0% increase at the full-price stores offset by weakness at both the outlet stores and warehouse sale locations. Comparable store sales increases were driven by a strong flow of new seasonal receipts into the stores, particularly in the second quarter and, to an extent, by more promotional activities.

           Gross profit on sales increased 2.6% to $76.2 million for the six months ended July 31, 1999 from $74.3 million in the three months ended August 1, 1998, primarily due to the sales increase discussed above. Principally as a result of the reduced volume of the Bulk Sales, related markdowns declined to approximately $0.6 million from $1.9 million in the year ago period. The Company experienced higher actual shrink in the six months ended July 31, 1999 as compared to the year ago period. On a comparative basis, this additional expense was substantially offset by greater foreign exchange gains ($390,000), realized upon settlement of foreign denominated purchases in 1999 and certain non-recurring year-end adjustments recorded against gross profit of approximately $700,000 principally to reserve for aged vendor chargebacks in 1998. As a percentage of net sales, gross profit was 46.6% for the six months ended July 31, 1999 compared to 45.8% in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, increased 1.1% in the six-month period ended July 31, 1999 to $74.1 million from $73.3 million in the six month period ended August 1, 1998. Selling, general and administrative expenses were 45.2% of sales in the six months ended July 31, 1999 as compared to 45.2% in the six months ended August 1, 1998. Excluding the effect of the Bulk Sales, the corresponding percentages were 45.6% and 46.0% in the respective periods.


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



       27.1              Financial Data Schedule