Form 10-Q/A
period 1999-10-30
BARNEYS NEW YORK INC
filed 2000-05-12
CIK 1087414

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



21645.0001

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


ITEM 1.    FINANCIAL STATEMENTS


                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                        SUCCESSOR     |    PREDECESSOR          SUCCESSOR      |    PREDECESSOR
                                                         COMPANY      |      COMPANY             COMPANY       |      COMPANY
                                                      THREE MONTHS    |   THREE MONTHS         NINE MONTHS     |    NINE MONTHS
                                                          ENDED       |       ENDED               ENDED        |       ENDED
                                                    OCTOBER 30, 1999  | OCTOBER 31, 1998    OCTOBER 30, 1999   | OCTOBER 31, 1998
                                                    ------------------| ------------------  ------------------ | ------------------
                                                                      |                                        |
Net sales                                                   $ 100,988 |          $ 91,640           $ 264,751  |         $ 253,815
Cost of sales                                                  53,606 |            48,122             141,128  |           136,015
                                                    ------------------| ------------------  ------------------ | ------------------
                                                                      |                                        |
          Gross profit                                         47,382 |            43,518             123,623  |           117,800
                                                                      |                                        |
Expenses:                                                             |                                        |
                                                                      |                                        |
  Selling, general and administrative expenses                        |                                        |
 (including occupancy costs)                                   38,516 |            37,059             112,599  |           110,317
  Depreciation and amortization                                 4,293 |             2,259              12,950  |             7,056
  Other income - net                                           (1,069)|              (921)             (3,179) |            (2,578)
                                                    ------------------| ------------------  ------------------ | ------------------
          Income before interest and financing costs,                 |                                        |
              reorganization costs and income taxes             5,642 |             5,121               1,253  |             3,005
                                                                      |                                        |
Interest and financing costs, net                               3,472 |             2,336               9,819  |             8,724
                                                    ------------------| ------------------  ------------------ | ------------------
                                                                      |                                        |
          Income (loss) before reorganization costs                   |                                        |
               and income taxes                                 2,170 |             2,785              (8,566) |            (5,719)
                                                                      |                                        |
Reorganization costs                                                - |             2,672                   -  |             9,960
                                                    ------------------| ------------------  ------------------ | ------------------
          Income (loss) before income taxes                     2,170 |               113              (8,566) |           (15,679)
                                                                      |                                        |
Income taxes                                                       19 |                19                  56  |                57
                                                    ------------------| ------------------  ------------------ | ------------------
                                                                      |                                        |
          Net income (loss)                                   $ 2,151 |              $ 94            $ (8,622) |         $ (15,736)
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

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                             OCTOBER 30,   JANUARY 30,
                                                                                1999         1999
                                                                              ---------    ---------
                                                                             (UNAUDITED)    (NOTE 1)
ASSETS
Current assets:
    Cash and cash equivalents                                                 $   5,485    $   6,824
    Restricted cash                                                               2,417        5,082
    Receivables, less allowances of $4,454 and $4,356                            25,879       27,841
    Inventories                                                                  65,186       65,551
    Other current assets                                                          4,514        6,347
                                                                              ---------    ---------
          Total current assets                                                  103,481      111,645
Fixed assets at cost, less accumulated depreciation
     and amortization of $6,283 and $0                                           48,438       51,356
Excess reorganization value, less accumulated amortization of $6,667 and $0     171,104      177,767
Other assets                                                                      2,703        3,186
                                                                              ---------    ---------
          Total assets                                                        $ 325,726    $ 343,954
                                                                              =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $  16,267    $  15,996
    Accrued expenses                                                             38,397       54,585
                                                                              ---------    ---------
          Total current liabilities                                              54,664       70,581

Long-term debt                                                                  122,432      118,533
Other long-term liabilities                                                       2,412         --

Redeemable Preferred Stock - Aggregate liquidation preference $2,000                500          500

Shareholders' equity:
    Common stock--$.01 par value; authorized
         25,000,000 shares--issued 12,500,022 shares                                125          125
    Additional paid-in capital                                                  154,215      154,215
    Accumulated deficit                                                          (8,622)        --
                                                                              ---------    ---------
          Total shareholders' equity                                            145,718      154,340
                                                                              ---------    ---------

Total liabilities and shareholders' equity                                    $ 325,726    $ 343,954
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

(4)        Earnings (loss) Per Share


           Earnings (loss) per common share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Earnings per common share of the Predecessor Company has not been included herein as the computation would not provide meaningful results because the capital structure of the Successor Company is not comparable to that of the Predecessor Company.


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


           Gross profit on sales increased 8.9% to $47.4 million for the three months ended October 30, 1999 from $43.5 million in the three months ended October 31, 1998, primarily due to the sales increase mentioned above. As a percentage of net sales, gross profit was 46.9% for the three months ended October 30, 1999 compared to 47.5% in the year ago period partially due to higher markdowns offset, to an extent, by the impact of greater foreign exchange gains ($497,000) realized upon settlement of foreign denominated purchases in 1999.


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

Nine Months Ended October 30, 1999 Compared to the Nine Months Ended October 31, 1998


           Net sales for the nine months ended October 30, 1999 were $264.8 million compared to $253.8 million a year ago, an increase of 4.3%. Bulk sales of merchandise to jobbers ("Bulk Sales") decreased $1.8 million in the currrent year to $1.2 million from $3.0 million in the year ago period. In addition, included in net sales for the nine months ended October 31, 1998 is $2.2 million generated from a full-price store which closed in July 1998. Excluding Bulk Sales and sales from the four outlet stores which closed during the period, comparable store sales increased approximately 6.4%, principally due to a 7.1% increase at the full-price stores.

           Gross profit on sales increased 4.9% to $123.6 million for the nine months ended October 30, 1999 from $117.8 million in the nine months ended October 31, 1998, primarily due to the sales increase discussed above. Principally as a result of the reduced volume of the Bulk Sales, related markdowns declined to approximately $0.6 million from $1.9 million in the year ago period. The Company experienced higher shrink and markdowns in the nine months ended October 30, 1999 as compared to the year ago period. These additional expenses were substantially offset by greater foreign exchange gains ($887,000), realized upon settlement of foreign denominated purchases in 1999 and certain non-recurring year-end adjustments recorded against gross profit of approximately $700,000 principally to reserve for aged vendor chargebacks in 1998. As a percentage of net sales, gross profit was 46.7% for the nine months ended October 30, 1999 compared to 46.4% in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, increased 2.1% in the nine month period ended October 30, 1999 to $112.6 million from $110.3 million in the nine month period ended October 31, 1998. Selling, general and administrative expenses declined to 42.5% of sales in the nine months ended October 30, 1999 from 43.5% in the nine months ended October 30, 1998 principally due to tighter management and leveraging of expenses. Excluding the effect of the Bulk sales, the corresponding percentages were 42.7% and 44.0% in the respective periods.


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