Form 10-K/A
period 2000-01-29
BARNEYS NEW YORK INC
filed 2000-05-12
CIK 1087414

THE FOLLOWING ITEMS WERE THE SUBJECT OF A FORM 12B-25 AND ARE INCLUDED HEREIN:
ITEMS 6, 7, 8 AND CERTAIN PORTIONS OF ITEM 14. ITEMS 1 AND 10 ARE BEING AMENDED AND REFILED, AND ALL OTHER ITEMS ARE BEING REFILED BUT NOT AMENDED.

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year-ended January 29, 2000.
                                                                  or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________
                                                Commission file number: 0-26229
                                                                        -------

                             BARNEYS NEW YORK, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                      13-4040818
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

            575 FIFTH AVENUE                               10017
        NEW YORK, NEW YORK 10017
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: (212) 339-7300

Securities registered pursuant to Section 12(b)          Name of Each Exchange
of the Act:                                              on Which Registered
          Title of Each Class

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

                      DOCUMENTS INCORPORATED BY REFERENCE:


         Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on June 27, 2000 are incorporated by reference into Part III of this report.





                            [Cover page 2 of 2 pages]

                                TABLE OF CONTENTS

                                                                                                               PAGE
ITEM  1.       BUSINESS..........................................................................................3

ITEM 2.        PROPERTIES.......................................................................................10

ITEM 3.        LEGAL PROCEEDINGS................................................................................11

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................12

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.........................15

ITEM 6.        SELECTED FINANCIAL DATA..........................................................................17

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..............................................................19

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK......................................................................................33

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................34

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................34

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................35

ITEM 11.       EXECUTIVE COMPENSATION...........................................................................35

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT...................................................................................35

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................35

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K......................................................................................36


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


           Unsecured Creditors Warrants. All holders of allowed general unsecured claims (other than members of the Pressman Family and Isetan, each of which were party to separate arrangements described herein, and other than holders of general unsecured claims whose claims were for less than $2,300 and holders of general unsecured claims of greater than $2,300 who elected to receive cash in settlement of their claims) were issued warrants (the "Unsecured Creditors Warrants") to purchase an aggregate of up to 1,013,514 shares of Holdings Common Stock at an exercise price of $8.68 per share. These warrants expire on May 30, 2000.


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

           The Company's corporate offices, central alterations facility, distribution center, warehouse sale event locations and its 15 stores are located at the following locations:

       CORPORATE OFFICES                  REGIONAL STORES
       -----------------                  ---------------

       New York, NY                       New York, NY (World Financial Center)
                                          Manhasset, NY
       CENTRAL ALTERATIONS FACILITY       Chestnut Hill, MA
       ----------------------------       Seattle, WA

       New York, NY

       DISTRIBUTION CENTER                OUTLET STORES
       -------------------                -------------

       Lyndhurst, NJ                      Harriman, NY
                                          Cabazon, CA
       FLAGSHIP STORES                    Camarillo, CA
       ---------------                    Clinton, CT
                                          Riverhead, NY
       New York, NY                       Wrentham, MA
       Beverly Hills, CA                  Waikele, HI
       Chicago, IL                        Carlsbad, CA

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

                                                                                        Age at
Name                                    Position, Office                          January 29, 2000
----                                    ----------------                          ----------------
Allen I. Questrom    --  Director (since January 1999) and Chairman, President             59
                         and Chief Executive Officer (since May 1999).
Judy Collinson       --  Executive Vice President (since May 1998).                        48
Tom Kalenderian      --  Executive Vice President/Menswear (since July 1997).              42
Marc H. Perlowitz    --  Executive Vice President, General Counsel and Human               45
                         Resources, Secretary (since October 1997).
Karl Hermanns        --  Executive Vice President (since February 2000).                   35
Michael Celestino    --  Executive Vice President (since February 2000).                   44
Steven M. Feldman    --  Executive Vice President and Chief Financial Officer              36
                         (since March 2000).
David New            --  Executive Vice President - Creative Services (since               43
                         March 2000).
Vincent Phelan       --  Senior Vice President - Treasurer (since March 2000).             34

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



                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

           There is no current public trading market for Holdings Common Stock or the Unsecured Creditors Warrants. An aggregate of 797,055 shares of Holdings Common Stock are issuable upon exercise of outstanding options, and an aggregate of 1,301,094 shares of Holdings Common Stock are issuable upon exercise of outstanding warrants. In addition, the Preferred Stock, under certain circumstances, is convertible into 162,500 shares of Holdings Common Stock. The Company does not presently intend to apply to list the Holdings Common Stock on any national securities exchange or The Nasdaq Stock Market. The Company believes that all of the shares of Holdings Common Stock held by Bay Harbour, Whippoorwill and Isetan could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). Resales under Rule 144 are subject to limitations relating to current public information, volume and manner of sales. Pursuant to the Registration Rights Agreement, Holdings has agreed to register under the Securities Act all shares of Holdings Common Stock held by Bay Harbour, Whippoorwill and, pursuant to piggyback registration rights, Isetan. See "Security Ownership of Certain Beneficial Owners and Management," in the Proxy Statement, which is incorporated herein by reference and which sets forth the number of shares of Holdings Common Stock owned by each of Bay Harbour, Whippoorwill and Isetan.

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

           The following table presents selected historical financial data as of and for the year ended January 29, 2000 ("fiscal 1999"), the six months ended January 30, 1999 and each of the four fiscal years in the period ended August 1, 1998. The selected historical data should be read in conjunction with the financial statements and the related notes and other information contained elsewhere in this Registration Statement, including information set forth herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           In conjunction with its emergence from Chapter 11, the Company changed its fiscal year-end to the Saturday closest to January 31. Previously, the fiscal year-end fell on the Saturday closest to July 31. A January fiscal year-end is in line with retail industry practice as it coincides with the end of the fall/holiday season. Unless otherwise specified, all historical information prior to August 2, 1998 reflects the July fiscal year-end. The Fall 1998 Stub Period represents the six month transition period to the new fiscal year. The balance sheet at January 30, 1999 is that of the Successor Company.

           The historical financial data as of and for each of the four fiscal years in the period ended August 1, 1998, fiscal 1999, and for the six months ended January 30, 1999 are derived from financial statements audited by Ernst & Young LLP, independent auditors. Information for the twelve months ended January 30, 1999 and the six months ended January 28, 1998 is derived from management's internal financial statements. For comparison purposes, the twelve months ended January 30, 1999 was prepared using management's internal financial statements for the six months ended August 1, 1998 and the audited financial statements for the six months ended January 30, 1999 (the "Fall 1998 Stub Period").

                            SUCCESSOR
                             COMPANY                                           PREDECESSOR COMPANY
                             -------                          --------------------------------------------------------
                             FISCAL     TWELVE        SIX        SIX
                              YEAR      MONTHS       MONTHS     MONTHS                FISCAL YEARS ENDED (1)
                              ENDED     ENDED        ENDED      ENDED
                            JANUARY    JANUARY 30,  JANUARY    JANUARY    AUGUST 1,  AUGUST 2,  AUGUST 3,    JULY 29,
                            29, 2000   1999 (2)(3) 30, 1999(3) 28, 1998     1998       1997       1996         1995
                            ---------- ---------- ----------- ---------- ---------- ---------- ----------- -----------
                                                                ($ IN THOUSANDS)
INCOME STATEMENT DATA
Net sales4                  $365,577   $340,863   $181,657    $183,760   $342,967   $361,496   $366,424    $ 338,673
Operating Income (loss)        7,985      8,183     10,301      10,177      8,061    (15,030)   (29,415)    (106,841)
Net (loss) income             (5,346)   (24,160)   277,576      (4,123)   (19,953)   (94,973)   (71,869)    (120,843)

BALANCE SHEET DATA:
Working capital             $ 48,547   $ 41,064   $ 41,064    $(20,216)  $(32,249)  $(19,443)  $ 19,596    $(218,912)
Total assets                 324,482    343,954    343,954     212,637    217,043    216,246    264,828      247,788
Long-term debt               105,915    118,533    118,533        -          -          -          -           -

Redeemable preferred stock       500        500        500        -          -          -          -           -

SELECTED OPERATING DATA
Comparable store net sales
   increase (decrease)           9.0%       4.3%       1.0%        1.0%       9.3%      (1.0%)      4.5%       15.0%
Number of stores 5
   Full-price stores               7          7          7           7          7         10         13          14
   Outlet stores                   9         13         13          13         13         10          7           3
                            ---------- ---------- ----------- ---------- ---------- ---------- ----------- -----------
Total stores                      16         20         20          20         20         20         20          17


----------
1 Effective January 1999, the Company changed its fiscal year to coincide with the Saturday closest to the end of January.

2 For comparison purposes the twelve months ended January 30, 1999 (unaudited) was prepared using management's internal financial statements for the six months ended August 1, 1998 (unaudited) and the audited financial statements for the Fall 1998 Stub Period. The income statement data excludes the effects of the extraordinary item recorded in the Fall 1998 Stub period.

3 The income statement data presented above reflects the results of operations for the Predecessor Company. The Plan became effective on January 28, 1999 and the results of operations for the Successor Company for the two-day period are immaterial and are not shown separately. The balance sheet data presented as of January 30, 1999 is that of the Successor Company

4 Net sales excludes bulk sales of merchandise to jobbers in order to enhance comparability of data presented.

5 One additional outlet store closed in March 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

           The Company is a retailer of men's, women's, and children's apparel and items for the home. In the late 1980's, the Company and certain of its subsidiaries entered into various transactions and agreements with Isetan or subsidiaries of Isetan, principally related to the building of the three flagship stores and trademark licensing arrangements. Additionally, the Company had entered into various transactions and agreements with affiliate companies and other related parties, primarily engaged in the operation of real estate properties and Barneys New York credit card operations.

OPERATING RESULTS

           Fiscal 1999 represents the first fiscal year of operations since the Company's emergence from Chapter 11 reorganization on the Effective Date. Sales for the year increased 7.3% to $365.6 million fueled by a comparable store sales increase of 9.0%. Selling, general and administrative expenses declined as a percentage of sales to 41.7% from 43.1% in the comparable period last year. The combination of the above increased earnings before interest, taxes, depreciation and amortization ("EBITDA") to $25.4 million in 1999 from $17.7 million in the comparative period a year ago (excluding reorganization costs).

           The table which follows includes a percentage reconciliation of net sales to EBITDA and also includes net income (loss) as a percentage of sales for fiscal 1999 (52 weeks), the twelve months ended January 30, 1999 (unaudited), the six months ended January 30, 1999 and January 31, 1998 (unaudited), fiscal 1998 (52 weeks), and fiscal 1997 (52 weeks). The Company believes EBITDA is a useful statistic since it eliminates both the cost of the capital structure and non-cash charges (which can vary dramatically by company) from the operating results of the Company. While the table below excludes a reconciliation of EBITDA to net income (loss), the narratives that follow contain a discussion of interest expense, depreciation and amortization, and reorganization costs for the periods presented, as necessary.

                                               SUCCESSOR

                                                COMPANY
                                                                                  PREDECESSOR COMPANY
                                                FISCAL

                                                 1999      TWELVE MONTHS     SIX MONTHS     SIX MONTHS    FISCAL     FISCAL

                                                           ENDED 1/30/99     ENDED 1/30/99  ENDED 1/31/98   1998       1997
                                             --------------------------------------------------------------------------------
   Net sales                                        100.0%        100.0%        100.0%         100.0%     100.0%      100.0%

   Cost of sales                                     52.7          53.4          52.6           51.1       52.5        54.0
                                             --------------------------------------------------------------------------------
   Gross profit                                      47.3          46.6          47.4           48.9       47.5        46.0

   Selling, general and administrative expenses

         (including occupancy expenses)              41.6          42.6          40.3           42.5       43.7        47.1

   Other (income) expense, net (1)                   (1.2)         (1.1)         (1.1)          (1.8)      (1.4)       (0.5)
                                             --------------------------------------------------------------------------------

   Earnings before Interest, Taxes, Depreciation and

         Amortization (EBITDA)                        6.9%          5.1%          8.2%           8.2%       5.2%       (0.6)%

   Net income (loss) (2)                             (1.5)%        (7.0)%       152.0%          (2.2)%     (5.8)%     (25.8)%
                                             ================================================================================


---------------------------
1 Other (income) expense net includes, royalty income (1999, 1998, and 1997) and other income, net in each of the periods presented.

2 Net income for the six months ended January 30, 1999 includes the effect of an extraordinary gain on discharge of debt of $285.9 million. Net income for the twelve months ended January 30, 1999 excludes the effect of the aforementioned extraordinary gain for comparability purposes.


 REORGANIZATION PERIOD

           Prior to the Effective Date, the Company's financial results were impacted as a result of its filing for reorganization under Chapter 11 of the Bankruptcy Code on the Filing Date. After the Filing Date, the Company devoted a significant amount of time to analyzing its cost structure to develop cost-reduction initiatives to improve the overall financial condition and operating results of the Company. Most notably, during the period, the Company closed seven full-price stores, opened seven new outlet stores and reduced the Company's headcount by more than 300 as follows: 28 associates in the six months ended January 30, 1999; 137 associates in 1998; 143 associates in 1997; and 37 associates in 1996. The majority of the store closings occurred in July and August of 1997 when the Company closed its full-price stores in Texas, Michigan and the original Barneys New York store located on 17th Street in New York. Additionally, in 1998 the last full year of operations prior to the Effective Date, selling, general and administrative expenses had declined to 43.7% of sales, significantly below the 1996 level of 53.7%.

           During the reorganization period, the Company incurred reorganization costs of $13.8 million, in the six months ended January 30, 1999, and $16.0 million, $72.2 million and $29.4 million in fiscal years 1998, 1997 and 1996, respectively. These charges included, over the three year period, approximately $58.9 million in relation to the closing of under-performing stores, $34.9 million in professional fees, for legal, accounting and business advisory services principally provided to the Company and the unsecured creditors committee throughout the bankruptcy proceedings, $18.3 million for payroll and related costs including termination costs and a key employee retention program, and approximately $19.3 million of other reorganization costs.

           On the Effective Date, the Company restructured its capitalization in accordance with the Plan. The application of "fresh start" reporting provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") as of the Effective Date included adjustments to record assets and liabilities at their fair market values. Also on the Effective Date, certain of the settlements contained in the Plan and the value of the cash and securities distributed by the Company in settlement of the claims resulted in an extraordinary gain of $285.9 million. Further, the Company recognized reorganization value in excess of amounts allocable to identifiable assets ("Excess Reorganization Value") of $177.8 million. This excess reorganization value will be amortized by the straight-line method over 20 years. For further information concerning the key provisions of the Plan, see Note 2 to the Consolidated Financial Statements.

           In January 1999, the Company entered into a $120,000,000 revolving credit facility (the "Credit Agreement") with Citicorp USA, Inc., General Electric Capital Corporation, BNY Financial Corporation, and National City Commercial Finance, Inc. that matures on January 28, 2003. The proceeds from this facility were used to repay borrowings under the debtor in possession credit agreement with BankBoston N.A., to pay certain claims, to pay professional fees and to provide working capital to the Company as it emerged from its chapter 11 proceeding pursuant to the Plan.

"FRESH-START" REPORTING

           The balance sheet information at January 30, 1999 included under "Selected Historical Financial Information" reflects the Company's Chapter 11 plan of reorganization and the application of the principles of "fresh start" reporting in accordance with the provisions of SOP 90-7. Accordingly, such financial information is not comparable to the Company's historical financial information prior to the Effective Date.

           The official committee of unsecured creditors retained and was advised by Peter J. Solomon Company Ltd. ("PJSC") with respect to the value of Holdings. PJSC undertook its valuation analysis for the purpose of determining the value available to distribute to creditors pursuant to the Plan and to analyze the relative recoveries to creditors thereunder. The analysis was based on the financial projections provided by the Predecessor Company's management as well as current market conditions and statistical data. The values were as of an assumed Effective Date of January 30, 1999 and were based upon information available to and analyses undertaken by PJSC in October 1998. The reorganization value used as a basis for the "fresh start" reporting was determined to be $285 million. The equity value of the Company as of January 28, 1999 was calculated to be approximately $154.3 million based upon this reorganization value.

           "Fresh start" accounting adjustments have been made to reflect the estimated adjustments necessary to adopt "fresh start" reporting in accordance with SOP 90-7. "Fresh start" reporting requires that the reorganization value of the Company be allocated to its assets in conformity with Accounting Principles Bulletin Opinion No. 16, "Business Combinations," for transactions reported on the basis of the purchase method. Any reorganization value greater than the fair value of specific tangible or identified intangible assets is to be included on the balance sheet as reorganization value in excess of amount allocable to identifiable assets and amortized over time.

FISCAL 1999 COMPARED TO THE TWELVE MONTHS ENDED JANUARY 30, 1999

           Fiscal 1999 represents the first full year of operation for the Company subsequent to its emergence from Bankruptcy on the Effective Date. The primary settlements in the Plan impacting comparability and the 1999 operating results are those reached with Isetan and the Equipment Lessors. These settlements are more fully described in Note 2 to the Consolidated Financial Statements. In accordance with the Isetan settlement and the amended flagship leases, rent expense for these properties increased to approximately $15.8 million in 1999 compared to approximately $9.2 million in the prior twelve month period. In accordance with the Equipment Lessors settlement, the Company became the owner of the Equipment underlying the related leases eliminating approximately $5.5 million in rental payments in 1999. Both of these items are included in selling, general and administrative expenses, therefore, the net impact was an approximate $1.1 million increase to this expense caption. Additional factors impacting comparability was the closure of four outlet stores in fiscal 1999, which contributed to a $2.6 million decline in year over year sales and the closure of the Costa Mesa, California full-priced store in July 1998 generating a year over year sales decline of approximately $2.9 million.

           In addition to the above, at the time of its emergence from bankruptcy, the Company changed its fiscal year-end to the Saturday closest to January 31. Therefore, the financial information for the twelve months ended January 30, 1999 includes the audited Fall 1998 stub period combined with the unaudited internal financial results for the six months ended August 1, 1998, which period also coincided with the end of fiscal 1998 and therefore also subject to year-end adjustments as part of the fiscal 1998 annual audit. These "year-end" adjustments affect the comparability of operating results.

           Net Sales for fiscal 1999 were $366.8 million compared to $344.8 million last year, an increase of 6.4%. Bulk sales of merchandise to jobbers ("Bulk Sales") was $1.2 million in fiscal 1999 compared to $3.9 million in the prior 12 month period. Exclusive of these sales, sales to the Company's core consumers through its stores increased 7.3%. Net sales for fiscal 1999 also includes $4.9 million generated from stores closed under the Company's store closing program, completed in March 2000. Comparable store sales increased approximately 9.0% in fiscal 1999 principally due to a comparable store increase of 9.2% in the full-price stores. The Company's sales benefited from a strong economy as well as a strong flow of new receipts into the stores, the introduction of new vendor resources, strong trends in certain merchandise classifications including men's tailored clothing and women's accessories as well as the implementation of a strategy to initiate markdowns in a more timely fashion to maximize inventory turn.

           Gross profit on sales increased 7.9% to $173.5 million in fiscal 1999 from $160.9 million for the twelve months ended January 30, 1999, primarily due to the increased sales volume. Principally as a result of reduced volume, markdowns on Bulk Sales declined approximately $1.8 million in the current year. As a percentage of net sales, gross profit was 47.3% in fiscal 1999 compared to 46.6% in the prior twelve months. The effect of the increased markdowns in fiscal 1999 were more than offset by approximately $1.6 million of foreign exchange gains realized on settlement of foreign denominated merchandise purchases. In addition, the year ago period included an expense of approximately $0.7 million, principally to reserve for aged vendor chargebacks. Such expense was substantially reduced in the current year.

           Selling, general and administrative expenses, including occupancy expenses, increased 3.8% in fiscal 1999 to $152.4 million from $146.9 million in the prior twelve months. Selling, general and administrative expenses declined to 41.7% of sales in fiscal 1999 from 43.1% in the prior twelve months principally due to tighter management and leveraging of expenses.

           Selling, general and administrative expenses in the twelve months ended January 30, 1999 were impacted by year-end adjustments made to certain employee benefit costs. The most significant items impacted were pension expense which increased approximately $.8 million, and medical costs which increased approximately $.6 million. These increases were partially offset by a non-recurring charge recorded in the six months ended January 30, 1999, approximating $.9 million, to effectuate the withdrawal from one of the union-sponsored multi employer pension plans. There was no comparable charge in fiscal 1999. Further, increases in costs such as legal fees, due in part to incremental services provided as a public registrant as well as renegotiations of several union contracts, and commission expense and credit card fees, in connection with the aforementioned sales growth, and occupancy costs in line with contractual inflationary increases, were offset in part by the non-recurring costs related to the previously discussed store closures.

           As a direct consequence of the Plan of Reorganization becoming effective, occupancy expense for the Company's three flagship stores in New York, Beverly Hills and Chicago for fiscal 1999 as compared to the prior twelve months increased more than $6.5 million due to increased rent expense in accordance with the renegotiated leases for these properties. This increase in occupancy costs, however, was substantially offset by the elimination of expense associated with certain equipment previously leased by the Predecessor Company, again as a direct consequence of the Plan of Reorganization becoming effective.

           Depreciation and amortization expense increased 84.2% in fiscal 1999 to $17.4 million from $9.5 million in the prior year. This increase was primarily due to the amortization of the excess reorganization value.

           Interest expense increased 16.3% in fiscal 1999 to $13.0 million from $11.1 million a year ago. Interest associated with borrowings under the Company's credit facility declined significantly from the interest expense associated with the borrowings of the Predecessor Company under the debtor in possession credit agreement due to a lower effective interest rate, driven by a reduction in the portion of interest expense associated with the amortization of related bank fees, as well as lower average borrowings. This reduction was offset by approximately $6.4 million of interest expense associated with the new notes issued pursuant to the Plan of Reorganization.

           Average borrowings under the Revolving Credit Facility for fiscal 1999 and under the Predecessor Company's debtor in possession credit agreement for the twelve months ended January 30, 1999 were $62.9 million and $75.5 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 10.0% in fiscal 1999 compared to 13.6% in the comparable period of the prior year.

           There were no reorganization costs incurred subsequent to the Plan of Reorganization becoming effective.

           The Company's net loss for fiscal 1999 was $5.3 million which cannot be meaningfully compared to the prior twelve month period as a result of the fresh start adjustments recorded in that period. Basic and diluted net loss per common share for fiscal 1999 was $0.42 per common share. Earnings per common share of the Predecessor Company has not been included herein as the computation would not provide meaningful results as the capital structure of the Successor Company is not comparable to that of the Predecessor Company.

SIX MONTHS ENDED JANUARY 30, 1999 COMPARED TO THE SIX MONTHS ENDED JANUARY 31, 1998

           The emergence from Chapter 11 proceedings effective January 28, 1999 as well the implementation of the store closing program announced in 1997 are the primary factors affecting comparability of operating results. The store closings in 1998 were as follows: the 17th Street flagship store in mid-August 1997; the Connecticut full-price store in January 1998; and the Costa Mesa, California full-price store in July 1998. In the six months ended January 31, 1998, the Company opened new outlet stores in Hawaii, Massachusetts and California.

           In addition to the above, the six months ended January 30, 1999 represented an abbreviated reporting period of the Predecessor Company whereas the six months ended January 31, 1998 coincided with the end of the second quarter of the Predecessor Company. As a result, there are certain "year-end" adjustments in the six months ended January 30, 1999, discussed below, which affect the comparability of operating results with the same periods in fiscal 1998.

           Until its emergence from bankruptcy in January 1999, Barneys was owned by the Pressman Family, certain affiliates of the Pressman Family and certain trusts of which members of the Pressman Family were the beneficiaries. In prior years, the Company had entered into various transactions and agreements with Pressman-family controlled entities, including Preen Realty Inc. ("Preen") and certain of its subsidiaries. Preen and certain of its subsidiaries were shareholders of the Predecessor Company and were primarily engaged in the operation of real estate properties, certain of which were leased to the Company. The type of property leased included store, warehouse and office space. Prior to the Filing Date through the Effective Date, the Company incurred certain normal operating costs, principally personnel costs, on behalf of Preen. This situation arose as both entities shared the same corporate office space and certain employees (including officers) of the Company were providing services to Preen. After the Filing Date, the Company also incurred and paid reorganization costs, including legal, accounting and business advisory services, on behalf of Preen which was also operating as a debtor in possession pursuant to the

Bankruptcy Code. While the Company routinely allocated to Preen a share of both the normal operating costs and reorganization costs incurred on its behalf, it was unclear (because of the bankruptcy) whether Preen would have the ability to repay such amounts in the future. Accordingly, at the time of such charges reserves were provided in the operating results of the Predecessor Company. In December 1998, principally in connection with the approval of the Plan and the settlements included therein, collectibility issues of certain amounts due from Preen were resolved. Accordingly, the Company was able to reduce its affiliate receivable reserve by approximately $1.9 million, principally representing cash payments from Preen in satisfaction of a portion of the outstanding receivable balance. This reserve reversal reduced selling, general and administrative expenses and reorganization costs by approximately $0.5 million and $1.4 million, respectively, in the six months ended January 30, 1999.

           Net Sales for the six months ended January 30, 1999 were $182.6 million compared to $183.8 million a year ago, a decrease of 0.7%. This decrease is primarily attributable to the three full-price store closings since July 1997. Included in net sales for the six months ended January 31, 1998 is $5.8 million generated from stores closed under the Company's store closing program, completed in July 1998. Comparable store sales increased approximately 1%, principally due to an increase at full-price stores offset by weakness in both the outlet and warehouse sale event locations.

           Gross profit on sales decreased 3.7% to $86.6 million for the six months ended January 30, 1999 from $89.9 million for the six months ended January 31, 1998, primarily due to lower revenues as a result of the store closings. As a percentage of net sales, gross profit was 47.4% for the six months ended January 30, 1999 compared to 48.9% in the year ago period. The decrease resulted primarily from increased promotional markdowns in the outlet and warehouse sale event locations, markdowns associated with the bulk sale of merchandise to jobbers and non-recurrence of favorable variances on foreign currency denominated purchases in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, declined 5.7% in the six month period ended January 30, 1999 to $73.6 million from $78.1 million in the prior year. This decrease was due in part to reductions in personnel and occupancy costs of $1.9 million related to the store closings and corporate headcount reductions as well as continuing improvements from the Company's cost-reduction initiatives.

           In addition to the above, in the six months ended January 30, 1999 "year-end" adjustments were made to certain employee benefit costs. The most significant items impacted were pension expense, which in the six months ended January 30, 1999 was recorded at the actual amount of the contribution as compared to an estimated contribution in the six months ended January 30, 1998 and medical costs. Medical costs were significantly below the prior year due principally to savings from a carrier change, which reduced annual premiums approximately $1.0 million, and to an extent, positive trends in this cost. Combined savings in these two areas alone exceeded $1.5 million. These savings were partially offset in the six months ended January 30, 1999 by an approximate $.9 million charge to effectuate the withdrawal from one of the union-sponsored multi-employer pension plans. There was no comparable charge in the six months ended January 30, 1998.

           There was no royalty income in the six months ended January 30, 1999, compared to $1.7 million in the prior year. The six months ended January 31, 1998 includes $1.3 million received by the Company in consideration for terminating a license agreement at the request of the third party licensee, during the year.

           Interest expense decreased 14.7% in the six months ended January 30, 1999 to $4.8 million from $5.6 million a year ago. Higher interest expense associated with the Company's short-term borrowings was offset by a significant reduction in the portion of interest expense associated with the amortization of related bank fees. The fee to extend the Revolving Credit and Guaranty Agreement with BankBoston, N.A. and other lenders party thereto (the "DIP Credit Agreement") to February 1, 1999 from August 1, 1998 was minimal in relation to the original DIP Credit Agreement fees. Average borrowings for the 26 week periods ended January 30, 1999 and January 31, 1998 were $82.0 million and $67.0 million, respectively, and the effective interest rate on the Company's outstanding debt was 10.0% in the six months ended January 30, 1999 compared to 16.5% in the prior year.

           Reorganization costs increased 59.3% to $13.8 million in the six months ended January 30, 1999 from $8.7 million in the year ago period. This increase is mainly attributable to costs triggered in connection with the negotiation and consummation of the Plan as well as higher employee separation costs. Included in these amounts for the respective periods are professional fees of $3.6 million (including $2.4 million for professionals retained by the Plan Investors) and $5.1 million, respectively. Professional fees include legal fees which increased to $3.4 million in the current period from $3.3 million in the year ago period; accounting and tax fees which declined to $(0.3) million in the current period from $0.4 million in the year ago period; and investment advisory fees which declined to $0.6 million in the current period from $1.3 million in the year ago period. In the current year, substantially all of the professional fees discussed above were reduced by settlements reached with the various professional services firms with respect to fees held back but not paid throughout the bankruptcy case and, as discussed above, the cash payment from Preen reimbursing certain reorganization costs. In the case of the accounting and tax fees, the settlement and reimbursement reduced the expenses for the six months ended January 30, 1999 below zero. Additionally, investment advisory fees declined principally due to a reduction in fees negotiated with the firm providing services to the debtors since the firm representing the official committee of unsecured creditors was assuming a larger role in the bankruptcy resolution process. In addition, Reorganization costs include provisions of $1.0 million and $1.3 million for a key employee retention program, other payroll and related costs of $4.3 million and $1.0 million which include separation costs of $3.0 million covering 11 individuals (inclusive of employees of Meridian Ventures, Inc.) and $0.5 million covering 6 individuals, respectively and other miscellaneous costs (including principally administrative costs of the bankruptcy, public relations costs and costs attributed to closed stores) of $4.9 million and $1.3 million. The increase in other miscellaneous costs is principally attributed to the remaining fee due Dickson Concepts of $3.5 million in connection with the termination of the Dickson Concepts proposed purchase agreement.

           The Company recognized a gain of $285.9 million principally related to settlements pursuant to the Plan and debt discharged in the Company's emergence from Chapter 11 reorganization in January 1999.

FISCAL 1998 COMPARED TO FISCAL 1997

           During 1997, the Company decided to close certain stores and reduce personnel (the "1997 Restructuring Program"). The implementation of the 1997 Restructuring Program announced in 1997 is one of the primary factors affecting comparability of operating results for 1998 and 1997. In July 1997, the Company closed its full-price stores in Texas and Michigan. The store closings in 1998 were as follows: the 17th Street flagship store in mid-August 1997; the Connecticut full-price store in January 1998; and the Costa Mesa, California full-price store in July 1998. Additionally, in the second quarter of 1998, the Company opened new outlet stores in Hawaii, Massachusetts and California.

           Net sales for 1998 were $345.9 million compared to $368.0 million in the prior year, a decrease of 6.0%. Excluding bulk sales of merchandise to jobbers, sales decreased 5.1%, primarily attributable to the store closings pursuant to the 1997 Restructuring Program offset by comparable store sales growth. Included in net sales for 1997 is $63.7 million generated from stores closed under this program, completed in July 1998. Comparable store sales increased 9.3%, principally due to a double-digit increase at full-price stores, in part, attributable to the Company's success in transitioning shoppers from the 17th Street store to the Madison Avenue store. This increase was partially offset by a double-digit decline at the outlet stores.

           Gross profit on sales decreased 2.9% to $164.2 million in 1998 from $169.2 million in 1997, primarily due to lower revenues as a result of the store closings. As a percentage of net sales, gross profit was 47.5% in 1998 compared to 46.0% in the prior year. The increase resulted primarily from reductions in inventory shortages and favorable variances on foreign currency denominated purchases.

           Selling, general and administrative expenses, including occupancy expenses, declined 12.8% in 1998 to $151.2 million from $173.4 million in the prior year. This decrease was primarily due to reductions in personnel and occupancy costs, related to the store closings and corporate headcount reductions as well as continuing improvements under the Company's cost-reduction initiatives.

           Royalty income increased to $1.7 million in 1998 from $0.4 million in 1997. 1998 includes $1.3 million received by the Company in consideration for terminating a license agreement at the request of the third party licensee, during the year.

           Interest expense increased 55.9% in 1998 to $12.0 million from $7.7 million in 1997. This increase resulted from a higher effective interest rate under the Company's debtor in possession credit agreement as well as higher average borrowings throughout the year. The effective interest rate on the Company's outstanding debt was 16.6% in 1998 compared to 14.3% in the prior year.

           Depreciation expense decreased 25.2% in 1998 to $9.6 million from $12.9 million in 1997. This decrease resulted from the store closings pursuant to the 1997 Restructuring Program discussed above.

           Reorganization costs declined 77.9% to $16.0 million in 1998 from $72.2 million in the prior year. This decrease is mainly attributable to the non-recurring store closings costs of $50 million incurred in 1997. Included in these amounts for the respective periods are professional fees of $7.4 million and $13.9 million, respectively. Professional fees include legal fees which declined to $4.4 million in the current fiscal year from $9.4 million in the year ago period; accounting and tax fees which declined to $0.9 million in the current fiscal year from $1.1 million in the year ago period; and investment advisory fees which declined to $2.2 million in the current fiscal year from $3.4 million in the year ago period. The decline in legal fees in the current year is related to reduced litigation costs resulting from an attempt by all parties involved to arrive at a consensual plan of reorganization. Investment advisory fees in fiscal 1997 included $1.0 million (approved by the Bankruptcy Court) paid to Dickson Concepts in connection with due diligence procedures performed. In addition, Reorganization costs include provisions of $1.9 million and $2.4 million for a key employee retention program, other payroll and related costs of $2.7 million and $3.2 million, which include separation costs of $1.9 million covering 13 individuals and $2.5 million covering 300 individuals (both store and support), respectively, and other miscellaneous costs (including principally administrative costs of the bankruptcy, public relations costs and costs attributed to closed stores) of $4.0 million and $2.8 million. Other miscellaneous costs in 1997 also include $0.9 million of ancillary administrative costs associated with the litigation referred to above for, among other things, photocopying and translation services. The increase in other miscellaneous costs is principally attributed to a $1.5 million fee payable to Dickson Concepts in connection with the termination of the Dickson Concepts proposed purchase agreement.

LIQUIDITY AND CAPITAL

LIQUIDITY AND CAPITAL RESOURCES

          Cash Provided by (Used in) Operations and Working Capital. In the periods presented, the Company's primary source of liquidity has been borrowings under various credit facilities (see description of the various credit facilities in the following section), however, operating improvements and enhanced credit support from the vendor community have lessened the Company's dependence on this source of liquidity.

         For the reporting periods below, net cash provided by (used in) operations was as follows ($ in thousands):

                                                       TWELVE
                                         FISCAL        MONTHS     SIX MONTHS    SIX MONTHS
                                          YEAR         ENDED         ENDED        ENDED         FISCAL       FISCAL
                                          1999        JAN. 30,     JAN. 30,      JAN. 31,        YEAR         YEAR
                                                        1999         1999          1998          1998         1997
                                       ------------ ------------- ------------ ------------- ------------- ------------
Net income (loss)                        $ (5,346)    $261,746      $277,576     $ (4,123)     $(19,953)     $(94,973)
Depreciation and amortization              18,456       11,328         5,259        7,364        13,433        14,841
Other non-cash charges                      4,307     (289,324)     (290,768)        (115)        1,329        51,977
Changes in current assets and              (2,412)     (10,435)      (10,317)      (5,135)       (5,253)        6,897
liabilities                            -----------  -----------     --------     --------      --------      --------

Net cash provided by (used in)
         operating activities            $ 15,005     $(26,685)     $(18,250)    $ (2,009)     $(10,444)     $(21,258)
                                       ============ ============= ============ ============= ============= ============

           Improvement in the Company's net loss before non-cash items, and increased sales combined with tighter inventory management resulting in a $6.9 million reduction in inventory in fiscal 1999, were offset by increased working capital requirements principally related to payments made for administrative claims and certain assumed pre-petition liabilities of the Predecessor Company aggregating approximately $11.1 million in fiscal 1999.

           Prior to the Effective Date the Company's inability to generate sufficient cash from operations and, accordingly, its need to provide liquidity through credit facility borrowings were primarily due to: the lack of full credit support from the vendor community, due to the Chapter 11 reorganization, which necessitated certain prepayment of merchandise vendors; and the growth of the Company's private label credit card portfolio, which was financed by the Company's credit facilities.

           Due to the items described above, prior to the Effective Date, the Company had a working capital deficiency after the first post Chapter 11 fiscal year-end through the emergence from Chapter 11 on January 28, 1999. The Company's working capital position at each year-end or period is as follows ($ in thousands):

                                                                                             AT             AT
                                 AT             AT             AT              AT          AUGUST 1,      AUGUST 2,
                            JAN. 29, 2000  JAN. 30, 1999  JAN. 28, 1999  JAN. 31, 1998       1998           1997
                            -------------- -------------- -------------- --------------- -------------- --------------
Working capital (deficiency)    $48,547        $41,064       $(40,316)      $(20,216)       $(32,249)      $(19,443)
                            ============== ============== ============== =============== ============== ==============

           Working capital (deficiency) for all periods above are inclusive of the amount then outstanding on the credit facilities that existed at the time, except for January 29, 2000 and January 30, 1999, where the amounts then outstanding on the credit facility of $49,177,000, and $62,096,000, respectively, are classified as long term. The classifications are based on the terms of the credit facilities that existed at the time.

           For the reporting periods below, net cash provided by financing activities was as follows ($ in thousands):

                             FISCAL      TWELVE MONTHS    SIX MONTHS      SIX MONTHS       FISCAL          FISCAL
                              YEAR           ENDED           ENDED          ENDED           YEAR            YEAR
                              1999       JAN. 30, 1999   JAN. 30, 1999  JAN. 31, 1998       1998            1997
                          -------------- --------------- -------------- --------------- -------------- ---------------
 Net cash provided by
    (used in) financing
    activities               $(7,911)        $36,051         $26,902         $2,175         $11,324        $23,113
                          ============== =============== ============== =============== ============== ===============

           Net cash used in financing activities for fiscal 1999 includes approximately $5 million from the exercise of stock options by the Plan Investors. Net cash provided by financing activities for the six and twelve months ended January 30, 1999 includes $62,500,000 of proceeds from the equity rights offering pursuant to the Company's Chapter 11 plan of reorganization less cash distributions related thereto.

           Capital Expenditures. The Company incurred approximately $6,224,000 for Capital Expenditures for fiscal 1999. A significant portion of the amount spent pertained to the build-out of an additional floor in the Madison Avenue flagship store to expand the Co-op business. This floor opened for business in December 1999. Of the total capital expenditures, $4,959,000 represented leasehold improvements, $906,000 was spent on furniture, fixtures and equipment and $359,000 was spent on management information systems.

           The Company incurred capital expenditures (net of landlord contributions) of $22,777,000 during the three and one-half year period ending January 30, 1999. $14,933,000 represented the cost to refurbish existing stores, $2,065,000 was spent to open outlet stores, administrative facility expenditures were $2,886,000 and $2,893,000 was incurred on management information systems.

Significant additional capital expenditures will be required for the Company to upgrade its management information systems.

           Credit Facilities. On January 28, 1999, the Company entered into a four year Credit Agreement with several financial institutions led by Citicorp USA, Inc. The Credit Agreement provides a $120,000,000 revolving credit facility with a $40,000,000 sublimit for the issuance of letters of credit. The proceeds from this facility were used to refinance the debtor-in-possession credit agreement with BankBoston N.A., to pay certain claims pursuant to the Chapter 11 plan of reorganization, to pay professional fees, to fund working capital in the ordinary course of business and for other general corporate purposes not prohibited thereunder. Obligations under the Credit Agreement are secured by a first priority and perfected lien on substantially all unencumbered assets of the Company.

           Revolving credit availability is calculated as a percentage of eligible inventory (including undrawn letters of credit) and Barneys New York credit card receivables plus $20,000,000 in Trademark availability (such amount subject to a downward adjustment as defined). The amount of Trademark availability at the end of February 3, 2001 will be $15,000,000). Interest rates on the Credit Agreement are either the Base Rate (as defined) plus 1.25% or LIBOR plus 2.25%, subject to adjustment after the first year. The Credit Agreement also provides for a fee of 1.25% to 1.75% per annum on the daily average letter of credit amounts outstanding and a commitment fee of 0.375% on the unused portion of the facility.

           The Credit Agreement contains various financial covenants principally relating to net worth, leverage, earnings and capital expenditures as outlined below. With the exception of the capital expenditures covenant, which is a covenant measured on an annual basis, the remaining covenants discussed herein are required to be measured on a quarterly basis. During the fiscal year-ending February 3, 2001, the Credit Agreement covenants do not allow for any material deviation from the Company's business plan for such year. As of January 29, 2000, the Company was in compliance with each of the covenants contained in the Credit Agreement.

           Minimum consolidated net worth. Shall not be less than $140,000,000 through 2000 and $150,000,000 through 2002.

           Leverage ratio. On a consolidated basis, as determined as of the last day of each fiscal quarter for the twelve-month period ending on such day, shall not be greater than 7.0 at January 29, 2000; 4.5 at the end of 2000; 3.5 at the end of 2001; and 3.0 at the end of 2002.

           Minimum consolidated EBITDA. As of the last day of each fiscal quarter for the trailing twelve-month period ending on such day, EBITDA shall not be less than certain minimum amounts, subject to escalation during the fiscal year. The minimum amount at the end of 1999 is $20,000,000; $25,000,000 at the close of 2000; $30,000,000 at the close of 2001; and $35,000,000 at the close of 2002.

           Capital Expenditures. The Company's total capital expenditures for 1999 were capped at $7,250,000 with gradual increases throughout the term of the agreement, and are subject to upward adjustment and, if certain conditions are met, may be eligible for carryover to a future period. For fiscal 2000, the cap on capital expenditures is $7,500,000 subject to upward adjustments.

           At January 29, 2000, the Company had approximately $29,567,000 of availability under the Credit Agreement, after consideration of $49,177,000 of revolving loans and $17,446,000 of letters of credit outstanding.

           Effective June 1999 and March 2000, the Company and the lenders under the Revolving Credit Facility entered into amendments thereto adjusting the definition of earnings before interest, taxes, depreciation and amortization ("EBITDA") to allow for the inclusion of up to $3 million of cash equity contributed to the Company during the fiscal year ending January 29, 2000 and the succeeding two fiscal years as part of EBITDA, as defined.

           The Company believes it can achieve its financial forecast in fiscal 2000, however, there can be no assurance given. Any material deviations from the Company's forecasts could require the Company to seek alternative sources of financing or to reduce expenditures. There can also be no assurance that alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.

           During fiscal year 1996 through January 28, 1999, the Company's working capital was provided by various credit facilities in effect during the period. Credit facilities that existed at the time of the Chapter 11 filing (January 10, 1996) were ultimately not repaid in full, but settled as part of the Company's Chapter 11 plan of reorganization. During the Chapter 11 period, the Company entered into two debtor-in-possession credit facilities, the first of which was repaid in full pursuant to a refinancing on July 16, 1997 and the second which was repaid in full pursuant to the Credit Agreement dated January 28, 1999.


SEASONALITY

           The Company's business is seasonal, with higher sales and earnings occurring in the quarters ending in October and January of each year. These two quarters, which include the holiday selling season, coincide with the Company's fall selling season. Additionally, net sales and cash flow are favorably impacted, in the quarters ending in April and October by the seasonal warehouse sale events in New York and Santa Monica.

           The following table sets forth sales, EBITDA and net income (loss) for fiscal 1999, for the six months ended January 30, 1999 and for fiscal years 1998 and 1997. This quarterly financial data is unaudited but gives effect to all adjustments necessary, in the opinion of management of the Company, to present fairly this information ($ in thousands).

                                                                        SIX MONTHS ENDED
                                      1999- QUARTER ENDING              JANUARY 30, 1999
                            ---------------------------------------   ------------------
                             5/1/99    7/31/99   10/30/99   1/29/00   10/31/98   1/30/99
                             ------    -------   --------   -------   --------   -------
Net Sales                   $85,841    $77,923   $100,988   $102,050   $91,640   $90,975
As % of period                  23%        21%       28%        28%        50%       50%
EBITDA                      $ 3,664    $   605   $ 9,935    $11,221    $ 7,380   $ 7,592
Net income (loss)            (3,791)    (6,983)    2,151      3,277         94   277,482
                             ======     ======     =====      =====      =====   =======


                                     1998 - QUARTER ENDING                      1997 - QUARTER ENDING
                            ---------------------------------------------------------------------------------
                            11/1/97    1/31/98    5/2/98     8/1/98    11/2/96    2/1/97    5/3/97     8/2/97
                            -------    -------    ------     ------    -------    ------    ------     ------
Net Sales                   $95,890    $87,870   $90,277    $71,898    $100,733  $98,682    $90,220   $78,377
As % of period                  28%        25%       26%        21%        27%       27%        25%       21%
EBITDA                      $ 7,813    $ 7,201   $ 3,463    $  (781)   $ 2,781   $ 3,214    $(2,952)  $(5,187)
Net income (loss)            (2,438)    (1,685)   (4,792)   (11,038)    (6,547)  (10,396)   (64,199)  (13,831)
                             ======     ======    ======    =======     ======   =======    =======   =======


INFLATION

           Inflation over the past few years has not had a significant impact on the Company's sales or profitability.

ECONOMIC CLIMATE RISK

           As a luxury goods retailer, the Company is subject to economic risk conditioned upon the general health and stability of the United States economy. A downturn in the stock market could cause the Company's business to soften, especially in the New York area. During September 1998 when the Dow dropped approximately 900 points, the Company's stores in the New York area experienced a sales decrease of 10-26% versus the same period in the prior year.


YEAR 2000

           The Year 2000 ("Y2K") issue relates to the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company's management recognized the need to address the Y2K issue in all internal systems and applications. A Y2K plan was developed in April 1998 to define all applications requiring system upgrades. Based on the expenses incurred to date and management's current estimates, the costs of Y2K remediation, including both system and software application modifications, which have been and will be expensed as incurred as appropriate, have not been and are not expected to be material to the results of operations or the financial position of the Company. The Company incurred approximately $300,000 of costs related to Y2K, of which approximately $175,000 has been expensed with the remainder capitalized. The Company anticipates that minimal additional Y2K-related expenses will be incurred during the coming year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data listed below are included in the report on the page indicated.

                                                       INDEX

Report of Independent Auditors.......................................................................  F-1

Audited Consolidated Financial Statements:

Consolidated Balance Sheets as of January 29, 2000, January 30, 1999,
     and August 1, 1998..............................................................................  F-2
Consolidated Statements of Operations for fiscal year-ended January 29, 2000, the six months ended January 30, 1999, and fiscal years 1998 and 1997...........................  F-3
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for fiscal year-ended January 29, 2000, the six months ended January 30, 1999, and fiscal years 1998 and 1997..................................................................  F-4
Consolidated Statements of Cash Flows for  fiscal year-ended January 29, 2000, the six months ended January 30, 1999, and fiscal years 1998 and 1997...........................  F-5
Notes to Consolidated Financial Statements...........................................................  F-6
Schedule II - Valuation and Qualifying Accounts...................................................... F-46


All other schedules are omitted either because they are not applicable or the required information is disclosed in the Consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of Holdings to be held on June 27, 2000 (the "Proxy Statement"), which section (other than the Compensation Committee Report) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after January 29, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


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

                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report entitled "List of Financial Statements and Financial Statement Schedules."

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

4.1 Warrant Agreement between Holdings and American Stock Transfer & Trust Company as Warrant Agent (the "Warrant Agreement") dated as of January 28, 1999 (1)

4.2        Specimen of Holdings' Common Stock Certificate (1)

4.3        First Amendment to the Warrant Agreement dated May 2, 2000 (6)

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

10.2       First Amendment to the Credit Agreement dated as of March 23, 1999
           (1)

10.3       Second Amendment to the Credit Agreement dated as of June 2, 1999 (2)

10.4       Third Amendment to the Credit Agreement dated as of November 30, 1999
           (3)

10.5       Fourth Amendment to the Credit Agreement dated as of March 17, 2000
           (5)

10.6 Guarantee by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

EXHIBIT    NAME OF EXHIBIT
-------    ---------------

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

10.20 Security Agreement by BNY Licensing Corp. in favor of CUSA as Administrative Agent dated as of January 28, 1999 (1)

10.21 Subordinated Note issued by Barneys and payable to Isetan of America, Inc. ("Isetan") dated January 28, 1999 (the "Isetan Note") (1)

10.22      Guarantee by Holdings of the Isetan Note dated January 28, 1999 (1)

10.23 Subordinated Note issued by Barneys and payable to Bi-Equipment Lessors LLC, dated January 28, 1999 (the "Bi-Equipment Lessors Note")
           (1)

10.24 Guarantee by Holdings of the Bi-Equipment Lessors Note dated as of January 28, 1999 (1)

EXHIBIT    NAME OF EXHIBIT
-------    ---------------

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

21         Subsidiaries of the registrant (7)

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

(2) Incorporated by reference to Barneys' Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.

(3) Incorporated by reference to Amendment No. 2 to the Form 10 filed with the Commission on February 15, 2000.

(4) Incorporated by reference to Amendment No. 1 to the Form 10 filed with the Commission on October 13, 1999.

(5) Incorporated by reference to Amendment No. 3 to the Form 10 filed with the Commission on April 21, 2000.

(6) Incorporated by reference to Amendment No. 4 to the Form 10 filed with the Commission on May 11, 2000.

(7)        Filed herewith.

                  (b) - Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ended January 29, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BARNEYS NEW YORK, INC.
                                    (Registrant)



                                    By:   /s/ Steven M. Feldman
                                          -----------------------------------
                                          Name:  Steven M. Feldman
                                          Title: Executive Vice President and
                                                 Chief Financial Officer

                                    Date: May 12, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Name                                                       Date
        ----                                                       ----


/s/ Shelley F. Greenhaus                                      May 12, 2000
--------------------------------------------
Shelley F. Greenhaus
Director


/s/John Halpern                                               May 12, 2000
--------------------------------------------
John Halpern
Director


/s/Yasuo Okamoto                                              May 12, 2000
--------------------------------------------
Yasuo Okamoto
Director


/s/Allen I. Questrom                                          May 12, 2000
--------------------------------------------
Allen I. Questrom
Chairman, President, Chief
Executive Officer and Director

/s/Carl Spielvogel                                            May 12, 2000
--------------------------------------------
Carl Spielvogel
Director


/s/David A. Strumwasser                                       May 12, 2000
--------------------------------------------
David A. Strumwasser
Director


/s/Robert J. Tarr, Jr.                                        May 12, 2000
--------------------------------------------
Robert J. Tarr, Jr.
Director


/s/Douglas P. Teitelbaum                                      May 12, 2000
--------------------------------------------
Douglas P. Teitelbaum
Director


/s/Steven A. Van Dyke                                         May 12, 2000
--------------------------------------------
Steven A. Van Dyke
Director


/s/Shelby S. Werner                                           May 12, 2000
--------------------------------------------
Shelby S. Werner
Director


/s/Steven M. Feldman                                          May 12, 2000
--------------------------------------------
Steven M. Feldman
Executive Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

                           Annual Report on Form 10-K

                       Item 14(a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules




                           Year-ended January 29, 2000

                             Barneys New York, Inc.

                               New York, New York

Form 10-K--Item 14(a) (1) and (2)

BARNEYS NEW YORK, INC. AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Barneys New York, Inc. and subsidiaries, and Barney's, Inc. and subsidiaries, included in the Annual Report on Form 10-K of the Company for the year ended January 29, 2000, are incorporated by reference in Item 8:

Consolidated Balance Sheets--January 29, 2000, January 30, 1999 and August 1,
1998

Consolidated Statements of Operations--
         Year ended January 29, 2000, six months ended January 30, 1999, and fiscal years ended August 1, 1998 and August 2, 1997
Consolidated Statements of Cash Flows
         Year ended January 29, 2000, six months ended January 30, 1999 and fiscal years ended August 1, 1998 and August 2, 1997
Notes to Financial Statements

The following consolidated financial statement schedule of Barneys New York, Inc. and subsidiaries, and Barney's, Inc. and subsidiaries, is included in Item 14(d):

Schedule II                Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Barneys New York, Inc.

We have audited the accompanying consolidated balance sheet of Barneys New York, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999 (Successor Company balance sheets) and of Barney's, Inc. and subsidiaries as of August 1, 1998 (Predecessor Company balance sheet), and the related consolidated statements of operations, cash flows, and changes in stockholder's equity (deficit) for the fiscal year-ended January 29, 2000 (Successor Company) and the six months ended January 30, 1999 and each of the two fiscal years in the period ended August 1, 1998 (Predecessor Company). Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 2 to the consolidated financial statements, effective January 28, 1999, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on December 21, 1998. Accordingly, the accompanying January 30, 1999 balance sheet was prepared in conformity with AICPA Statement of Position 90-7 "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 3.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barneys New York, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and of Barney's, Inc. and subsidiaries as of August 1, 1998, and the consolidated results of their operations and their cash flows for the fiscal year ended January 29, 2000 and the six months ended January 30, 1999 and for each of the two fiscal years in the period ended August 1, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP



New York, New York
April 28, 2000

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      PREDECESSOR
                                                                         SUCCESSOR COMPANY              COMPANY
                                                                   JANUARY 29,       JANUARY 30,       AUGUST 1,
                                                                       2000             1999              1998
                                                                 ----------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $     10,333     $      6,824      $      3,478
   Restricted cash                                                        2,443            5,082                 -
   Receivables, less allowances of $3,599, $4,356, and $4,386            28,134           27,841            22,107
   Inventories                                                           58,689           65,551            68,983
   Other current assets                                                   6,454            6,347             6,502
                                                                 ----------------------------------------------------
          Total current assets                                          106,053          111,645           101,070
Fixed assets at cost, less accumulated depreciation
   and amortization of $8,406, $0, and $38,226                           48,974           51,356           114,639
Excess reorganization value, less accumulated
   amortization of $8,840 and $0                                        166,970          177,767                 -
Other assets                                                              2,485            3,186             1,334
                                                                 ----------------------------------------------------

                                                                   $    324,482     $    343,954      $    217,043
                                                                 ====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   DIP credit agreement                                            $          -     $         -       $     75,437
   Accounts payable                                                      15,760           15,996            17,324
   Accrued expenses                                                      41,746           54,585            40,558
                                                                 ----------------------------------------------------
         Total current liabilities                                       57,506           70,581           133,319

Long-term debt                                                          105,915          118,533                 -
Other long-term liabilities                                               6,565               -              4,640
Liabilities subject to compromise                                             -               -            372,272

Deferred credits                                                              -               -            162,446
Minority interest                                                             -               -             12,000

Redeemable Preferred Stock - Aggregate liquidation
     preference $2,000                                                      500              500

Commitments and contingencies

Shareholders' equity (deficit):
   Preferred stock-- $100 par value; authorized
     400,000 shares-- issued 327,695 shares                                   -                -            32,770
   Common stock-- $.01 par value; authorized
     25,000,000 shares-- issued 13,076,266 shares
     and 12,500,000 shares                                                  131              125                 -
   Common stock-- $20 par value; authorized
     15,000 shares-- issued 8,560 shares                                      -                -               171
   Additional paid-in capital                                           159,211          154,215            38,950
   Retained deficit                                                      (5,346)               -          (539,525)
                                                                 ----------------------------------------------------
         Total shareholders' equity (deficit)                           153,996          154,340          (467,634)
                                                                 ----------------------------------------------------

                                                                   $    324,482     $    343,954      $    217,043
                                                                 ====================================================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                           PREDECESSOR COMPANY
                                                                SUCCESSOR      FOR THE SIX
                                                                 COMPANY      MONTHS ENDED
                                                               FISCAL YEAR     JANUARY 30,            FISCAL YEARS
                                                                   1999           1999            1998            1997
                                                              ---------------------------------------------------------------
Net sales                                                     $     366,802  $     182,615   $    345,935    $      368,012
Cost of sales                                                       193,287         96,042        181,723           198,818
                                                              ---------------------------------------------------------------

     Gross profit                                                   173,515         86,573        164,212           169,194

Expenses:
   Selling, general and administrative (including occupancy
      expense of $30,524, $11,728, $25,453, and $33,235)            152,445         73,634        151,191           173,392
   Depreciation and amortization                                     17,440          4,671          9,635            12,886
   Impairment and special charges                                         -              -              -               255
   Royalty income and foreign exchange gains                              -              -         (1,653)             (420)
   Other - net                                                       (4,355)        (2,033)        (3,022)           (1,889)
                                                              ---------------------------------------------------------------

Income (loss) before interest and financing costs,
   reorganization costs, income taxes
   and extraordinary item                                             7,985         10,301          8,061           (15,030)

Interest and financing costs (excludes contractual interest
    of $0, $11,012, $22,024, and $22,024)                            12,968          4,758         11,967             7,674
                                                              ---------------------------------------------------------------
Income (loss) before reorganization costs,
        income taxes and extraordinary item                          (4,983)         5,543         (3,906)          (22,704)

Reorganization costs                                                      -         13,834         15,970            72,207
                                                              ---------------------------------------------------------------
   Loss before income taxes and extraordinary item                   (4,983)        (8,291)       (19,876)          (94,911)

Income taxes                                                            363             38             77                62
                                                              ---------------------------------------------------------------

   Loss before extraordinary item                                    (5,346)        (8,329)       (19,953)          (94,973)

Extraordinary item - gain on debt discharge                               -        285,905              -                 -
                                                              ---------------------------------------------------------------

       Net (loss) income                                      $     (5,346)  $     277,576   $    (19,953)   $      (94,973)
                                                              ===============================================================

Basic and diluted earnings per share                          $      (0.42)
                                                              ===============

Weighted average number of common shares                            12,596
                                                              ===============


The accompanying notes to consolidated financial statements are an integral part of these financial statements

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                COMMON               PREFERRED            ADDITIONAL     RETAINED
                                             STOCK ISSUED          STOCK ISSUED            PAID-IN       EARNINGS
                                         SHARES        AMOUNT  SHARES        AMOUNT        CAPITAL       (DEFICIT)       TOTAL

PREDECESSOR COMPANY
Balances at August 3, 1996                     9    $      171     328    $   32,770    $     38,950   $  (424,599)    $ (352,708)
Net Loss                                                     -                     -               -       (94,973)       (94,973)
                                         ------------------------------------------------------------------------------------------
Balances at August 2, 1997                     9           171     328         32,770         38,950      (519,572)      (447,681)
Net Loss                                                     -                     -               -       (19,953)       (19,953)
                                         ------------------------------------------------------------------------------------------
Balances at August 1, 1998                     9           171     328         32,770         38,950      (539,525)      (467,634)
Net income for the six months
   ended January 30, 1999                                    -                     -               -       277,576        277,576
 Contribution of Capital (Notes 2 and 12)                    -                     -               -        12,000         12,000
 Elimination of Predecessor Company
   Equity                                     (9)         (171)   (328)      (32,770)        (38,950)      249,949        178,058
Issuance of Successor Company stock
   and warrants                           12,500           125       -             -         154,215             -        154,340
                                         ------------------------------------------------------------------------------------------
SUCCESSOR COMPANY
Balances at January 30, 1999              12,500           125       -             -         154,215             -        154,340
Net loss for Fiscal Year 1999                  -             -       -             -             -          (5,346)          (5,346)
Exercise of Stock Options and Warrants       576             6       -             -           4,996             -            5,002
                                         ------------------------------------------------------------------------------------------

BALANCES AT JANUARY 29, 2000              13,076    $      131       -    $        -    $    159,211   $    (5,346)    $  153,996
                                         ==========================================================================================



The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                          PREDECESSOR COMPANY
                                                                              FOR THE SIX
                                                                SUCCESSOR     MONTHS ENDED
                                                                 COMPANY        ENDED
                                                               FISCAL YEAR    JANUARY 30,        FOR THE FISCAL YEARS
                                                                  1999            1999           1998            1997
                                                             ---------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                            $      (5,346)  $     277,576    $   (19,953)   $     (94,973)
Adjustments to reconcile net (loss) income to net cash
    provided (used) in operating activities:
  Reorganization items:
   Extraordinary gain on debt discharge                                  -        (285,905)             -                -
   Real estate losses and asset write-offs, net                          -               -             29           49,991
  Depreciation and amortization                                     18,456           4,671          9,635           12,886
  Amortization of DIP financing costs                                    -             588          3,798            1,955
  Deferred rent                                                      3,202            (252)           (368)            (39)
  Deferred compensation                                              1,670               -              -                -
  Deferred taxes                                                      (565)              -              -                -
  Receivables provision                                                  -          (1,888)          1,043            1,324
  Real estate losses and asset write-offs, net                           -               -              4              600
  Other                                                                  -               -             92                -
Decrease (increase) in:
  Receivables                                                        1,427          (6,759)        (5,316)            (763)
  Inventories                                                        7,112           2,032         (7,749)             338
  Other current assets                                                 947            (622)         1,673           (3,140)
  Long-term assets                                                      -           (2,723)           529              101
Increase (decrease) in:
  Accounts payable and accrued expenses                           (11,898)          (4,968)         6,139           10,462
                                                             ---------------------------------------------------------------
          Net cash provided (used) in operating activities          15,005         (18,250)       (10,444)         (21,258)
                                                             ---------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions                                               (6,224)         (2,112)        (3,047)          (5,799)
Contributions from landlords                                             -               -            203            1,234
Restricted cash                                                      2,639          (5,082)             -                -
Net repayments from affiliates                                           -           1,888              -              143
                                                             ---------------------------------------------------------------
          Net cash used in investing activities                     (3,585)         (5,306)        (2,844)          (4,422)
                                                             ---------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                 381,198         265,383        385,834          128,939
Repayments of debt                                                (394,111)       (278,724)      (374,510)        (105,826)
Proceeds from exercise of stock options                              5,002               -              -                -
Proceeds from subscription rights offering                               -          62,607              -                -
Cash distributions pursuant to the Plan                                  -         (22,364)             -                -
                                                             ---------------------------------------------------------------
          Net cash (used) provided in financing activities          (7,911)         26,902         11,324           23,113
                                                             ---------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 3,509           3,346         (1,964)          (2,567)
Cash and cash equivalents - beginning of period                      6,824           3,478          5,442            8,009
                                                             ---------------------------------------------------------------
Cash and cash equivalents - end of period                      $    10,333     $     6,824    $     3,478    $       5,442
                                                             ===============================================================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

1.       ORGANIZATION AND BASIS OF PRESENTATION:

         Barneys New York, Inc. ("Holdings") and Subsidiaries (collectively the "Company") is a retailer of men's and women's apparel and accessories and items for the home. The Company operates 15 stores throughout the United States, including its three flagship stores in New York, Beverly Hills and Chicago which are leased from an affiliate of Isetan Co. Ltd. ("Isetan"), a minority stockholder of Holdings. The Company has also entered into licensing arrangements, pursuant to which the Barneys New York trade name is licensed for use in Asia.

         The consolidated financial statements of the Company during the bankruptcy proceedings (the "Predecessor Company financial statements") are presented in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to guidance provided by SOP 90-7, the Company adopted fresh start reporting as of January 28, 1999 upon its emergence from bankruptcy.

         Under fresh start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the Effective Date (as defined below). Black lines have been drawn to separate the Successor Company's financial information from that of the Predecessor Company to signify that they are different reporting entities and such financial information has not been prepared on the same basis. The operating results of the Successor Company for the intervening period from January 28, 1999 to January 30, 1999 were immaterial and therefore included in the operations of the Predecessor Company.

         The Company changed its fiscal year-end to the Saturday closest to January 31 to coincide with its emergence from bankruptcy and to be more comparable with industry practices. References in these financial statements to "1999" are for the 52 weeks ended January 29, 2000. The financial statements for the prior period are as of and for the six months ended January 30, 1999. References in these financial statements to "1998" and "1996" are for the 52 weeks ended August 1, 1998 and August 3, 1996, respectively. References to "1997" are for the 53 weeks ended August 2, 1997.

         As used herein, Successor Company refers to Barneys New York, Inc. and subsidiaries from the Effective Date to January 29, 2000 and Predecessor Company refers to Barney's, Inc. and subsidiaries prior to the Effective Date.

2.       REORGANIZATION CASE:

(A)      PLAN OF REORGANIZATION -

         On January 10, 1996 (the "Filing Date"), Barney's, Inc. ("Barneys") and certain subsidiaries of Barneys (collectively the "Barneys Debtors") and an affiliate, Preen Realty, Inc. ("Preen") and certain subsidiaries of Preen (collectively the "Preen Debtors") (together the Barneys Debtors and Preen Debtors referred to as the "Debtors") filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Pursuant to an order of the Court (as hereafter defined), the individual Chapter 11 cases of the Debtors were consolidated for procedural purposes only and were jointly administered by the United States Bankruptcy Court for the Southern District of New York (the "Court"). Subsequent to the Filing Date, the Debtors operated their businesses as debtors in possession subject to the jurisdiction and supervision of the Court.

         Prior to the Filing Date, and to a lesser extent thereafter, the Predecessor Company engaged in numerous transactions with Preen and certain of its subsidiaries. Many of the transactions with Preen are discussed in further detail in Note 11(c). Preen is owned by various trusts established for the benefit of certain Pressman Family members and, prior to the Effective Date, Preen also owned approximately 55% of the outstanding common stock of Barneys. Preen was previously engaged in the ownership and operation of real estate properties, including certain buildings used in connection with the Predecessor Company's retail and back office operations. Additionally, Preen leased commercial and retail space to third parties and operated a parking lot used by Barneys employees.

         In the Chapter 11 cases, substantially all liabilities as of the Filing Date were subject to compromise under a plan of reorganization pursuant to the provisions of the Bankruptcy Code. Under the Bankruptcy Code, the Barneys Debtors assumed or rejected real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Court approval. Parties affected by the rejections filed claims with the Court in accordance with the reorganization process.

         On January 28, 1999 (the "Effective Date"), the Company emerged from reorganization proceedings (the "Reorganization") under the Bankruptcy Code pursuant to a Second Amended Joint Plan of Reorganization, dated November 13, 1998, as supplemented and as confirmed on December 21, 1998 by the Bankruptcy Court (the "Plan"). Consequently, the Company has applied the reorganization and fresh-start reporting adjustments to the consolidated balance sheet as of January 30, 1999, the closest fiscal month end to the Effective Date.

         Pursuant to the Plan, Holdings was formed and, on the Effective Date, all of the outstanding capital stock of Barneys was transferred to Holdings by the holders thereof. In addition, prior to the Effective Date, Barneys formed three subsidiaries (two of which, Barneys (CA) Lease Corp. and Barneys (NY) Lease Corp., are direct, wholly-owned subsidiaries of Barneys, and one of which, Barneys America (Chicago) Lease Corp., is a direct, wholly-owned subsidiary of Barneys America, Inc., which is a direct, wholly-owned subsidiary of Barneys and which was in existence since before the Filing Date), each of which acts as a lessee and sublessor for one of the flagship stores. See "PROPERTIES." BNY Licensing Corp. ("BNY Licensing"), a wholly-owned subsidiary of Barneys, is party to certain licensing arrangements. Barneys Asia Co. LLC is 70% owned by BNY Licensing and 30% owned by an affiliate of Isetan Company Ltd. ("Isetan"), and was formed prior to the Effective Date pursuant to the Plan. Since the Company has a controlling interest in this affiliated Company, this subsidiary is included in the consolidated financial statements of the Company. See " -- Licensing Arrangements."

         The Plan was primarily an equity conversion plan, pursuant to which all of the Allowed Claims against Barneys and certain of its affiliates (including Preen and its affiliates), will be converted into Equity Interests in Holdings. The Plan, which also included the issuance of options and warrants, was premised on three primary settlements among the Debtors and each of Isetan, the Pressman Family and the Equipment Lessors. The result of the settlements was that all litigation among the Debtors, Isetan, the Equipment Lessors and the Pressman Family was settled. The Plan also provided for the infusion of at least $62,500,000 in new equity (see Rights Offering below), which when combined with the new credit facility, enabled the Debtors to exit Chapter 11 with sufficient capital to support the new business plan and provide the necessary liquidity for future operations.

         The official committee of unsecured creditors and the Plan Investors (as hereafter defined) proposed the Plan. The Plan Investors were creditors of the Debtors and held approximately $149,600,000 in claims against the Debtors, representing approximately 47.9% of the estimated $312,500,000 million in Allowed General Unsecured Claims (the "Allowed Claims"). The estimated percent recovery for the Allowed Claims approximated 18% and was determined based on the assumed value of the shares and warrants issued to the holders of the Allowed Claims. The Plan Investors would own the majority of the equity interests in Holdings and Isetan, the Pressman Family and the other general unsecured creditors would own the remaining minority equity interests. The percentage of

Holdings Common Stock owned by the holders of allowed General Unsecured Claims was dependant on the extent to which such holders participated in the Rights Offering.

         At the Effective Date, the percentage ownership of Holdings was approximately allocated as follows: 69.7% to the Plan Investors; 21.5% to the general unsecured creditors; 7.3% to Isetan and 1.5% to the Pressman Family.

         As indicated above, the Plan was premised on three primary settlements between the Debtors and each of Isetan, the Equipment Lessors and the Pressman Family. A brief summary of those settlements is discussed below and a more detailed discussion is included in (b), (c), and (d) below.

         ISETAN SETTLEMENT - Isetan had asserted numerous claims against the Company totaling approximately $365 million plus undetermined amounts for, among other things, breach of contract, unpaid interest and legal fees, and fraud in the inducement. The totality of these claims, as discussed below, was settled pursuant to the Plan.

         Prior to the Filing Date, as discussed in Note 11(c), the Predecessor Company entered into various agreements with Isetan to, among other things, (i) exploit the "Barneys New York" trademark in the United States and Asia, (ii) expand its United States business through the acquisition of real estate properties and development of major stores in New York, Beverly Hills and Chicago, (iii) establish Barneys America to develop a series of smaller, leased stores in other cities across the United States, (iv) jointly design, develop and produce product, (v) develop the Barneys New York brand and/or other designer wholesale businesses, and (vi) open Barneys New York stores in Japan and throughout the Pacific Rim area. Isetan agreed to contribute up to 95% of the development costs of the three major stores in the United States and to operate the stores in Asia, subject to the terms of various agreements. The Company agreed to contribute (i) its knowledge and skills in the United States specialty retailing business and the application of these skills and knowledge to the acquisition of real estate properties and development of stores both within and outside of the United States, (ii) certain use in Asia of the "Barneys New York" trade name and associated goodwill value, and (iii) the remaining 5% of the development costs of the three major stores. During the Company's bankruptcy proceedings, the Company and certain of its affiliates and Isetan and certain of its affiliates were engaged in litigation as discussed below.

         The Company and Preen commenced a lawsuit on January 11, 1996 against Isetan, Isetan of America Inc., and parties involved in the leasing of its three flagship stores, Newireen Associates (Madison Avenue), Calireen Realty Corp. (Beverly Hills) and Rush Oak Limited Partnership (Chicago). The lawsuit arose out of various transactions involving one or more of the plaintiffs and one or more of the defendants and sought, among other relief: (i) a declaration that certain agreements relating to the Company's Madison Avenue, Beverly Hills and Chicago stores should not be treated as leases and should be recharacterized,
(ii) damages in the approximate amount of $50,000,000 and (iii) restructuring of the relationship between the Company and its affiliates, on one hand, and Isetan and its affiliates on the other, to reflect the true economic interest of the parties and to convert the interests of Isetan and its affiliates into equity. In submitting their answer to the complaint, Isetan asserted certain counterclaims against Barneys, Preen, certain of their respective subsidiaries and Reen Japan Corp., an affiliate, and sought, among other relief, damages against Barneys and Preen in an amount not less than $180,000,000 and a declaration that the above agreements for the Madison Avenue, Beverly Hills and Chicago stores should be considered leases.

         In September 1996, BNY Licensing provided Isetan and Japan Company with notice of the termination of the License Agreement by reason of breaches of such agreement, which termination was to be effective September 23, 1996. BNY Licensing also advised Isetan and Japan Company that they were liable under the

License Agreement and Services Agreement for the payments under such agreements (including the present value of the unpaid minimum royalties). As the occurrence of an event of default under the License Agreement constituted an event of default pursuant to the Services Agreement, the Company simultaneously provided Isetan and Japan Company with a notice of termination of the Services Agreement, also to be effective September 23, 1996. Barneys and BNY Licensing also filed a demand for arbitration with the American Arbitration Association, which arbitration was to be held in New York City, pursuant to which proceeding such parties sought an award providing for, among other relief, the following: (i) a declaration that the License Agreement and the Services Agreement have terminated in accordance with their respective terms, (ii) payment by Japan Company and Isetan of the royalties due (including the present value of the minimum royalties) together with damages by reason of the breaches of the License Agreement and the Services Agreement, and (iii) compliance by Japan Company and Isetan with all the "Effect of Termination" provisions contained in the License Agreement and the Services Agreement. The Company and BNY Licensing also commenced litigation on September 19, 1996 against Isetan and Japan Company seeking, among other things, to avoid certain unperfected liens on royalties and fees payable (which were collaterally assigned as security) and to recover from such parties, payments of royalties and fees.

         As discussed below in the Isetan Settlement, the License Agreement and Services Agreement between the Company and Isetan were terminated. Accordingly, the Deferred Credits of $162,446,000 which recognition was, in part, contingent on the payment of amounts due pursuant to these agreements were determined to be no longer collectible and were reversed into income as a component of the extraordinary gain on discharge of debt. See Notes 3 and 11 to the Consolidated Financial Statements for additional discussion.

         The Debtors combined owed prepetition liabilities to Isetan in excess of $260,000,000. Of that total, approximately $51,000,000 was recorded by the Barneys Debtors. On the Effective Date, any and all of the claims of Isetan against the Debtors, the Barneys Affiliates, and Reen Japan (collectively, the "Affiliated Parties") including but not limited to those claims asserted in adversary proceedings were resolved and compromised and Isetan exchanged its claims against and equity interests in the Affiliated Parties pursuant to the following settlements:

         1) All litigation between the Debtors and Isetan was settled and dismissed with prejudice;
         2) Isetan was named sole owner of the real estate encompassing the Flagship Stores and the Company entered into modified long-term leases for such stores; Accordingly, the net book value of those leasehold interests approximating $97 million at the Effective Date were eliminated from the Predecessor Company's books.
         3) A cash payment to Isetan of approximately $23,275,000, which included a payment of $3,122,000 on account of deferred rent payments arising after the Filing Date;
         4) Contribution of Isetan's minority interest in Barneys America to Barneys (See Note 12 (d) to the consolidated financial statements);
         5)       Issuance to Isetan of a $22,500,000 subordinated note;
         6) Assignment to Isetan of 90% of the minimum royalty stream arising from the new license agreement;
         7)       Issuance to Isetan of 7.3% of the common stock of Holdings;
                  and
         8) Issuance to Isetan of a three-year warrant to purchase 2.25% of the new common stock of Holdings at an aggregate exercise price of $14.68 per share.

         PRESSMAN FAMILY SETTLEMENT - The Pressman Family had asserted claims against the Debtors in excess of $23 million in the aggregate, as well as equity interests in various Debtors.

         Prior to the Effective Date, members of the Pressman Family, entities controlled by the Pressman Family and certain trusts of which members of the Pressman Family were the beneficiaries, owned Barneys.

         The Barneys Debtors had recorded prepetition liabilities to members of the Pressman Family or Pressman controlled entities in excess of $2,500,000. On the Effective Date, any and all of the claims and equity interests of the Pressman Family were resolved and compromised and the Pressman Family, in accordance with the Plan, exchanged their claims against and equity interests in the Debtors for the following consideration:

         1)       1.5% of the stock in Holdings;
         2) A $50,000 cash payment in consideration for the 327,695 shares of preferred stock that was held by the Pressman Family at the Filing Date;
         3) Consulting agreements with Holdings for each of Phyllis, Robert, Eugene and Holly Pressman;
         4) The exchange of mutual general releases by the Pressman Family, the Company and the Plan proponents; and
         5) The dismissal of the Isetan litigation as well as the exchange of general releases by Isetan and the Pressman Family.

         Pursuant to the consulting agreements, each of which terminated on the first anniversary of the Effective Date, each of Phyllis Pressman, Robert Pressman, Gene Pressman and Holly Pressman have agreed to make himself or herself available to Barneys (up to 60% of full-time for Phyllis Pressman, and 80% of full time for each of Robert, Gene and Holly Pressman) to furnish consulting services to Barneys, its subsidiaries and affiliates with respect to their business and potential business opportunities. The aggregate compensation payable under the consulting agreements ranged from $410,000 to $1,400,000, payable in four equal semi-annual installments, commencing with the Effective Date. The Company entered into these consulting agreements to ensure that each of Phyllis Pressman, Robert Pressman, Gene Pressman and Holly Pressman, each of whom had been part of senior management of Barneys until the Effective Date, would be available to the Company on an as-needed basis from and after the Effective Date. The Company was also required to pay Nanelle Associates, an entity controlled by members of the Pressman Family, in respect of its claims in the bankruptcy case, $400,000, payable in four equal semi-annual installments commencing on the Effective Date. Nanelle held the license agreement for the Kilgour, French & Stanbury brand of apparel sold in the Company's stores and the payment to Nanelle settled approximately $739,000 in claims filed by Nanelle against the Company.

         EQUIPMENT LESSORS SETTLEMENT - The Equipment Lessors had asserted in the aggregate over $60 million in secured, unsecured and administrative claims against the Debtors.

         Prior to the Filing Date, the Company had utilized a significant amount of equipment pursuant to arrangements with several equipment-leasing companies. See Note 8 to the Consolidated Financial Statements. The nature of the equipment included furniture and fixtures and certain equipment used in the operations of the business. The majority of this equipment was located in the Flagship stores. The Predecessor Company made monthly payments pursuant to these financing arrangements. On the Effective Date, there were remaining payments due at the contractual rates specified in the agreements, exclusive of the amount to purchase the assets, of approximately $2,800,000.

         On the Effective Date, the Equipment Lessors received cash payments totaling $2,114,000 on account of deferred rent payments arising after the Filing Date, retained the security deposits deposited with them in connection with the related leases and transferred all right, title, and interest in the equipment subject to these leases to the Company. In exchange therefor, the Company issued subordinated promissory notes to such lessors in an aggregate principal amount of $35,789,000.



         The following is a more detailed discussion of the equity and debt issued and other settlements reached pursuant of the Plan that became effective on the Effective Date.

(B)      EQUITY -

         Pursuant to the Plan, the following equity was issued:

         Common Stock Issued In Exchange for Claims. The equity in Barneys was exchanged for shares of common stock in a new company created under the Plan, Barneys New York, Inc. ("Holdings Common Stock"), and certain allowed general unsecured claims and claims held by Isetan against Barneys and certain of its affiliates exchanged for, among other things, shares of Holdings Common Stock and warrants (as defined below).

         Rights Offering. Shares of Holdings Common Stock were issued to certain holders of allowed general unsecured claims pursuant to the exercise by them of rights to subscribe for shares of Holdings Common Stock ("Subscription Rights") which were issued in accordance with the Plan and exercised prior to consummation of the Plan. The $62.5 million offering of Subscription Rights was guaranteed by Bay Harbour Management L.C. ("Bay Harbour") and Whippoorwill Associates, Inc. ("Whippoorwill", and, together with Bay Harbour, the "Plan Investors") on behalf of their discretionary and/or managed accounts to the extent the other holders of allowed general unsecured claims did not elect to participate in the offering. Bay Harbour and Whippoorwill agreed to guarantee the offering of Subscription Rights pursuant to the Amended and Restated Stock Purchase Agreement dated as of November 13, 1998 among Barneys, Bay Harbour, Whippoorwill and the Official Committee of Unsecured Creditors of Barneys (the "Stock Purchase Agreement"). Prior to the Effective Date, the Plan Investors were the two largest creditors of Barneys. On the Effective Date, pursuant to the Plan, the Plan Investors became the two largest holders of Holdings Common Stock. The offering of Subscription Rights was made to enable the Company to emerge from bankruptcy with sufficient capital to support its new business plan and provide the necessary liquidity for its future operations. Pursuant to the offering, Subscription Rights to purchase an aggregate of 7,200,461 shares of Holdings Common Stock at a purchase price of $8.68 per share were issued. In order to ensure that the Company received the maximum amount of funds possible pursuant to the offering, the offering was guaranteed by the Plan Investors. In the offering, the Plan Investors purchased an aggregate of 6,707,531 shares of Holdings Common Stock for an aggregate price of approximately $58.2 million and holders of general unsecured claims purchased an aggregate of 492,930 shares of Holdings Common stock for an aggregate price of approximately $4.4 million, generating combined proceeds from the Rights Offering of $62.2 million.

         Option. Pursuant to the Stock Purchase Agreement, the Plan Investors were granted an option to purchase, at an aggregate exercise price of $5.0 million, a total of 576,122 shares of Holdings Common Stock. Pursuant to the option, each of the Plan Investors has the right to purchase the greater of (i) 288,061 shares of Holdings Common Stock, and (ii) 576,122 shares of Holdings Common Stock, less the number of shares purchased by the other Plan Investor. This option was exercised prior to its expiration date of November 15, 1999. No claims were satisfied through the issuance of these options. These options were issued to the Plan Investors in exchange for their guarantee of the offering of Subscription Rights. Holdings estimated equity value of $153,500,000 determined by Peter J. Solomon Company Limited ("PJSC"), which firm was retained by the official committee of unsecured creditors to determine the reorganization value of Holdings, excluded any value related to these options.

         Isetan Warrant. Isetan was issued a warrant (the "Isetan Warrant") to purchase 287,724 shares of Holdings Common Stock at an exercise price of $14.68 per share. This warrant expires on January 29, 2002. In preparing its analysis of reorganization value, the investment banking firm retained by the creditors committee did not consider the exercise of the Isetan Warrant based upon its considerable exercise premium over the total reorganization value. Accordingly, the Company did not assign a fair market value to this warrant.

         Unsecured Creditors Warrants. Holders of certain allowed general unsecured claims were issued warrants (the "Unsecured Creditors Warrants") to purchase an aggregate of up to 1,013,514 shares of Holdings Common Stock at an exercise price of $8.68 per share. These warrants expire on May 30, 2000. The investment banking firm retained by the creditors committee computed the theoretical value of the Unsecured Creditor Warrants using a variant of a standard computation methodology for the valuation of warrants. Based on (i) an assumed trading price equal to a common equity value for Holdings of approximately $153,500,000; (ii) distribution of 12,500,000 shares of Holdings common stock and (iii) an estimated trading volatility of between 55% and 65% (based on historical trading volatilities of publicly traded companies that are comparable to Holdings), the aggregate value was determined to be in a range from $5,180,000 to $5,550,000 with a midpoint of $5,360,000. The Company utilized the midpoint to value the Unsecured Creditor Warrants. The warrants were issued to all general unsecured creditors in settlement of their allowed claim amounts, other than holders of general unsecured claims whose claims were for less than $2,300 and holders of general unsecured claims of greater than $2,300 who elected to receive cash in settlement of their claims.

         Preferred Stock. Holdings issued 15,000 shares of Series A Preferred Stock, par value $0.01 per share (the "Preferred Stock"), to the Barneys Employees Stock Plan Trust (the "Trust"), which was established for the benefit of employees of the Company. In addition, Holdings issued 5,000 shares of Preferred Stock for an aggregate purchase price of $500,000 in government securities to Bay Harbour, which it resold to a third party under a prearranged agreement.

         In settlement of the approximately $320,000,000 in general unsecured claims (which does not include the Isetan, Pressman Family, and Equipment Lessors' claims which were settled separately and holders of general unsecured claims whose claims were for less than $2,300 and holders of general unsecured claims of greater than $2,300 who elected to receive cash in settlement of their claims), the Company issued 4,198,916 common shares and 1,103,514 warrants to acquire additional common shares at a purchase price of $8.68. The allocation of the shares and warrants was based on the total available shares and warrants divided by the total dollar value of the claims, multiplied by the amount of each individual vendor claim. The Plan Investors, as the two largest creditors of Barneys, received approximately 48% of each of the shares and warrants that were issued.

(C)      INDEBTEDNESS -

         Pursuant to the Plan, the following debt securities were issued:

         Isetan. Barneys issued a subordinated promissory note (the "Isetan Note") in the principal amount of $22,500,000 to Isetan. The Isetan Note bears interest at the rate of 10% per annum payable semi-annually, and matures on January 29, 2004.

         Equipment Lessors. Barneys issued subordinated promissory notes (the "Equipment Lessors Notes") to such lessors in an aggregate principal amount of $35,788,865. Such promissory notes bear interest at the rate of 11-1/2% per annum payable semi-annually, mature on January 29, 2004, and are secured by a first priority lien on the equipment that was the subject of each of the respective equipment leases.

(D)      OTHER SETTLEMENTS -

         Pursuant to the Plan, and in addition to the other settlements reached with Isetan and the Pressman Family as discussed above, the following occurred:

         Licensing. BNY Licensing, a wholly-owned subsidiary of Barneys, is party to licensing arrangements pursuant to which (i) two retail stores are operated in Japan and a single in-store department is operated in Singapore under the name "BARNEYS NEW YORK", each by an affiliate of Isetan, and (ii) Barneys Asia Co. LLC, which is 70% owned by BNY Licensing and 30% owned by an affiliate of Isetan (and which was formed in connection with the Reorganization discussed above), has the exclusive right to sublicense the BARNEYS NEW YORK trademark throughout Asia (excluding Japan). In satisfaction of amounts outstanding pursuant to the BNY Licensing Yen loan payable to Isetan, valued at $49,129,000 at the Filing Date, Isetan received an absolute assignment of 90% of the annual minimum royalties pursuant to item (i) above.

         Pursuant to the trademark license agreement between BNY Licensing and Barneys Japan Company ("Barneys Japan") (an affiliate of Isetan), a royalty-bearing, exclusive right and license has been granted to Barneys Japan to operate retail store locations in Japan and a royalty-bearing, non-exclusive right and license to operate a department within a retail store in Singapore, under the trademark and trade names "BARNEYS NEW YORK" (the "Trademark License Agreement"). In addition, Barneys Japan has been granted a license to make, sell and distribute certain products bearing the trademark "BARNEYS NEW YORK" and to use "BARNEYS NEW YORK" as part of its corporate name. The Trademark License Agreement expires on December 31, 2015; however, Barneys Japan may renew the agreement for up to three additional ten year terms provided certain conditions are met. Under the terms of the agreement, Barneys Japan pays BNY Licensing or its assignee a minimum royalty of 2.50% of a minimum net sales figure set forth in the agreement (the "Minimum Royalty") and an additional royalty of 2.50% of net sales in excess of the minimum net sales and sales generated from the expansion of Barneys Japan store base (beyond three stores) and business methods. Pursuant to the terms of the Trademark License Agreement, the Company is entitled to receive a Minimum Royalty over the term of the Trademark License Agreement ranging from 39,210,000 to 61,195,106 Japanese Yen ($369,000 to $577,000 at the January 28, 2000 conversion rate of 106.12 Japanese yen to one United States dollar) a year. The minimum royalty revenue will be recognized monthly as the license fee accrues. The Company recognized $240,000 in royalty income for the year ended January 29, 2000.

         Pursuant to the license agreement between BNY Licensing and Barneys Asia Co., BNY Licensing has granted to Barneys Asia, a royalty-free, exclusive right and license to sublicense the right to operate retail store locations and departments with retail stores in Taiwan, Korea, Singapore, Thailand, Malaysia, Hong Kong, Indonesia, India, China and the Philippines, and a non-exclusive right and license to sublicense the same activities in Singapore, under the trademark and trade name "BARNEYS NEW YORK". In addition, Barneys Asia has been granted a license to sublicense the right to make, sell and distribute certain products bearing the trademark "BARNEYS NEW YORK". Further, Barneys Asia has been granted a license to use "BARNEYS NEW YORK" as part of its corporate name. All sublicenses granted by Barneys Asia under this agreement must be royalty-bearing. The Barneys Asia License Agreement expires on December 31, 2015; however, Barneys Asia may renew the agreement for up to three additional ten year terms.

         Intercompany Claims. On the Effective Date, substantially all intercompany claims against the Debtors were either released and cancelled by means of contribution, distribution or otherwise, or were offset against any mutual intercompany claims with any remaining amount released and discharged with no further consideration.

         Administrative Claims. As a result of the bankruptcy, the Company is subject to various Administrative Claims filed by various claimants throughout the bankruptcy case. In connection with the Plan, the Company was required to establish a disputed Administrative Claims Cash Reserve while the Administrative Claims are negotiated and settled. The total amount of the cash reserve was $4,600,000 and is included in restricted cash at January 30, 1999. The Company reserved approximately $2,000,000 in its financial statements which is the amount it believes will be necessary to settle these claims.

         Guarantee of Obligations. Holdings guaranteed the obligations of Barneys and its subsidiaries under the Isetan Note, the Equipment Lessors Notes, the New Isetan Leases and the new Licensing Arrangements.

(E)      EXTRAORDINARY GAIN ON DISCHARGE OF DEBT -

         The value of cash and securities required to be distributed under the Plan was less than the value of the allowed claims on and interests in the Predecessor Company; accordingly, the Predecessor Company recorded an extraordinary gain of $285,905,000 related to the discharge of prepetition liabilities and certain of the settlements pursuant to the Plan in the six months ended January 30, 1999. Payments, distributions associated with the prepetition claims and obligations and provisions for settlements are reflected in the January 30, 1999 balance sheet. The Consolidated Financial Statements at January 30, 1999 give effect to the issuance of all common stock and notes in accordance with the Plan.

         The extraordinary gain recorded by the Predecessor Company was determined as follows:

                                                                                  (in thousands)
         Liabilities subject to compromise at the effective date                  $     369,747

           Settlements pursuant to the Plan                                              61,881
           Cash distributions pursuant to the Plan                                      (22,264)
           Issuance of new debt                                                         (22,500)
           Assumption of prepetition liabilities                                         (9,119)
           Value of new common stock ($60,580), subscription rights ($25,900)
              and warrants ($5,360) issued to prepetition creditors                     (91,840)
                                                                                 -----------------
                  Extraordinary gain on debt discharge                            $     285,905
                                                                                 =================

         Settlements pursuant to the Plan includes the elimination of the $162,446,000 of Deferred Credits; offset by the $97,029,000 write-off of the net book value of the leasehold interests transferred to Isetan; the $871,000 write-off of security deposits retained by the Equipment Lessors and the remaining accrual of $2,665,000 pertaining to the final three payments due the Pressman Family pursuant to their consulting agreements.

         Cash distributions pursuant to the plan includes:

         1) $20,153,000 paid to Isetan pursuant to its settlement. This amount excludes the $3,122,000 payment for deferred rent which arose after the Filing Date and was recorded as an accrued expense of the Predecessor Company;

         2) $1,156,000 principally paid to Banks holding prepetition debt as a result of cash residing in accounts at the related banks which was to be applied against outstanding borrowings at the Filing Date; and

         3) $955,000 paid to members of the Pressman Family principally in connection with their consulting agreements.

         The $60,580,000 of new common stock, exclusive of the value of stock acquired through the Rights Offering, issued to prepetition creditors was allocated (as a percentage of the total shares issued or subscribed to of 12,500,000) as follows:

         1)       The Plan Investors received 16.1% or 2,009,036 shares;
         2) the other unsecured creditors received 17.5% or 2,189,702 shares:
         3)       Isetan received 7.3% or 913,061 shares; and
         4)       the Pressman Family received 1.5% or 187,500 shares.

         The prepetition liabilities of the Predecessor Company assumed by the Successor Company related principally to claims settled pursuant to the Plan and to a reserve for disputed claims pending resolution; such amounts were to be paid (or resolved) after the Effective Date and were related to the following:

         1) Convenience class claims - Represents (a) an allowed general unsecured claim equal to $2,300 or less or (b) an allowed general unsecured claim of a creditor that has irrevocably elected to reduce their claim to $2,300. These claims were settled by the issuance of $0.40 in cash for every $1.00 in claim.

         2) Vendor reclamation claims - Represents claims that arose out of the limited right of a vendor to reclaim goods when the buyer was insolvent upon receipt of the goods, and the vendor was unaware of the insolvency.

         3) Priority Tax Claims - Represents claims that arose from claims of a governmental unit specified in the U.S. Bankruptcy Code (the "Code") relating to; a tax measured by income or gross receipts; a property tax; a tax required to be withheld or collected; an employment tax on a wage, salary or commission; an excise tax; and a customs duty arising out of the importation of merchandise.

         4) Executory Contract Claims - Represents claims arising from a contractual relationship, which contract the debtor assumed at the Effective Date and was, therefore, required to cure any default under the contract.

         5) Priority Non-tax Claims - Represents claims specified pursuant to the Code, which in the case of the Debtors, related to claims filed by the service providers of certain employee benefit plans of the Company.

         In the accompanying Predecessor Company consolidated balance sheets, the principal categories of claims classified as Liabilities subject to compromise are identified below.

                                                               AUGUST 1,
                                                                  1998
                                                            -----------------
                                                             (in thousands)
Unsecured debt                                                 $     233,060
BNY Licensing Yen loan payable to Isetan                              49,129
Pre-petition accrued interest                                          1,467
Trade and expense payables                                            58,124
Lease rejection claims                                                15,638
Other claims                                                          14,854
                                                            -----------------
     Total                                                     $     372,272
                                                            =================

(F)      RESTRUCTURING PROGRAMS -

         As a result of continuing efforts to improve Predecessor Company profitability, during the third quarter of 1997, management of the Predecessor Company approved a plan to close six stores and reduce personnel (the "1997 Restructuring Program"). The store closings and personnel reductions were expected to result in headcount reductions in excess of 300 employees. Sales and operating results (without corporate overhead allocations) respectively relating to the stores closed were $7,954,000 and $(527,000), and $63,751,000 and
$(4,300,000), for 1998, and 1997, respectively. Included in these results are depreciation and amortization charges of $425,000, and $3,560,000 for 1998, and 1997, respectively.

         In 1997, the Predecessor Company recorded $52,510,000 of reorganization costs resulting from the aforementioned decisions. $38,767,000 of the costs represented the unamortized value of the leasehold improvements, furniture, fixtures and equipment attributable to the stores at each of their respective closing dates, net of management's immaterial estimates for proceeds to be received on disposal of certain of these assets or the estimated value of certain assets (notably fixtures) to be re-used in other stores. The Company continued to depreciate the assets through the store-closing date, which coincided with the last day of operations of each of the stores. A majority of this charge related to the unamortized value of leasehold improvements which were abandoned after the stores closed. $15,038,000 of the costs represented the estimated cost of claims (the "lease rejection claims") which could have been filed against the Predecessor Company by the landlords of the stores in connection with rejection of the store leases and $2,519,000 related to employee termination costs covering an estimated 300 employees in both the stores and administrative offices. In accordance with SOP 90-7, prepetition liabilities, including claims that become known after a petition is filed, should be reported on the basis of the expected amount of the allowed claims. When a lease is rejected pursuant to a bankruptcy proceeding, the calculation to determine the value of the lessor's claim against the lessee is governed by, and was calculated in accordance with, the Bankruptcy Code. Accordingly, at the time the decision was made to close the stores, the Company was able to calculate the Lease Rejection Claims, and it believed that an accrual was appropriate in accordance with both FASB Statement No. 5, "Accounting for Contingencies" and SOP 90-7 and included such amount in the charge. Offsetting these costs in 1997 was a $3,814,000 reversal of accrued rent previously recorded to straight-line rent over the lease term. In 1998 and the six months ended January 30, 1999, the Predecessor Company recorded additional employee termination costs of $1,881,000 and $3,139,000, respectively, either as a result of continuing efforts to improve Predecessor Company profitability or to fulfill certain contractual obligations pursuant to employee separations. The employee termination costs in 1998 and the six months ended January 30, 1999 covered 13 individuals and 11 individuals, respectively, all of whom were principally administrative employees.

         Pursuant to the 1997 Restructuring Program, the Predecessor Company closed five regional mall stores, three in July 1997, and one each in January 1998 and July 1998 and the original flagship store on 17th Street in New York City in August 1997. After the closings of the four stores between July and August 1997, and the related charges against the reserve for the disposition of fixed assets, the remaining reserve (exclusive of amounts provided for lease rejection costs) was not significant to the total amount provided in fiscal 1997.

         At the time of the recording of the charge relating to the 1997 Restructuring Program, the Company wrote down the related fixed assets by $38,767,000. A rollforward of the remaining restructuring charges related to this program and any additional charges taken in subsequent periods is provided below.


                                  Non-Cash
                              Lease Rejection
                                   Claims                  Severance
                           -----------------------    ---------------------
BALANCE AUGUST 3, 1996           $      600               $         -
     Additions                       15,038                     2,519
     Payments                             -                      (598)
                           -----------------------    ---------------------
BALANCE AUGUST 2, 1997               15,638                     1,921
     Additions                            -                     1,881
     Payments                             -                    (2,614)
                           -----------------------    ---------------------
BALANCE AUGUST 1, 1998               15,638                     1,188
     Additions                            -                     3,099
     Payments                             -                      (830)
     Adjustments                    (15,638)                        -
                           -----------------------    ---------------------
BALANCE JANUARY 30, 1999         $        -               $     3,457
                           =======================    =====================

         The Lease rejection claims were treated as general unsecured claims and resolved pursuant to the Plan.

         In the six months ended January 30, 1999, and in each of fiscal 1998, 1997 and 1996, the Predecessor Company reduced its headcount as part of the ongoing reorganization efforts, including the 1997 Restructuring Program, by 28 associates, 137 associates, 143 associates and 37 associates, respectively. As of January 30, 1999, the severance related reserves provided in 1998 and 1997 have been utilized as intended. At January 30, 1999, the Successor Company had a severance reserve of approximately $3.5 million related to future on-going severance commitments for previously terminated employees, which was substantially utilized as intended by January 29, 2000.

         At January 30, 1999, the Company had recorded a fresh-start adjustment for the closure of certain outlet stores. As of March 2000, the related stores have been closed and the reserve was substantially utilized as intended. This adjustment was reflected in the Successor Company balance sheet at January 30, 1999.

3.       FRESH START REPORTING:

         As indicated in Note 1, the Company adopted fresh-start reporting as of January 28, 1999. The use of fresh start reporting is appropriate because holders of the existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and the reorganization value of the assets of the emerging entity, immediately before the date of confirmation of the Plan, was less than the total of all post-petition liabilities and allowed claims. Prior to the Effective Date, the majority of common shares of the Predecessor Company were owned by the Pressman Family, certain affiliates of the Pressman Family and certain trusts of which members of the Pressman Family were the beneficiaries. On the Effective Date, the Pressman Family was issued an aggregate of 1.5% of the outstanding shares of Holdings Common Stock. After the Effective Date, the majority of Common Shares of Holdings were owned by the Plan Investors. In adopting fresh start reporting, the Company was required to determine its enterprise value, which represents the fair value of the entity before considering its liabilities.

         The official committee of unsecured creditors retained and was advised by PJSC with respect to the value of Holdings. PJSC undertook its valuation analysis for the purpose of determining the value available to distribute to creditors pursuant to the Plan and to analyze the relative recoveries to creditors thereunder. The analysis was based on the financial projections provided by the Predecessor Company's management as well as current market conditions and statistical data. The values were as of an assumed Effective Date of January 30, 1999 and were based upon information available to and analyses undertaken by PJSC in October 1998.

         PJSC used discounted cash flow, comparable publicly traded company multiple and comparable merger and acquisition transaction multiple analyses to arrive at total reorganization value. These valuation techniques reflect the levels at which comparable public companies trade and have been acquired as well as the intrinsic value of future cash flow projections in the Company's business plan. The valuation was also based on a number of additional assumptions, including a successful reorganization of the business and finances in a timely manner, the achievement of the forecasts reflected in the financial projections, the amount of available cash at emergence, the availability of certain tax attributes, the continuation of current market conditions through the Effective Date and the Plan becoming effective.

         In performing their analysis, PJSC used a number of significant assumptions when determining the value of Holdings. For their discounted cash flow analysis, they used a discount range of 16% to 18% and a multiple of 8.0 times trailing twelve months earnings before interest, taxes depreciation and amortization ("EBITDA"). These assumptions led to a range in values between $302,000,000 to $353,000,000.

         For the comparable publicly traded company analysis, PJSC used a range of trailing twelve months EBITDA of 7.7 times to 10.4 times. This was indicative of some of Barneys' competitors during the relevant time period. PJSC then took the multiple and multiplied it by a control premium to factor in the estimated premium that would be required to gain control of a publicly traded company. This premium was estimated at 30%. Using the above premium and the trailing twelve months EBITDA of the Predecessor Company of $25,000,000, the range in values based on comparable company transactions fell between $211,000,000 to $299,000,000.

         The last valuation method employed by PJSC was using comparable merger and acquisition transaction multiple analyses. For this method, PJSC looked at the most recent transactions involving comparable retailers. PJSC used the time frame of July 1996 to July 1998 and analyzed eleven comparable transactions. Based on this review, they came up with a range of multiples from 7.9 times EBITDA to 13.3 times EBITDA. Using the aforementioned $25,000,000 trailing twelve months EBITDA, PJSC determined a range of values for comparable companies from $197,000,000 to $332,000,000.

         Based upon the foregoing assumptions and the three valuation methods, the pro-forma organizational structure, and advice from PJSC, the going concern value for Holdings post-reorganization was determined to be $285,000,000 (the "Total Reorganization Value") as of the Effective Date. This value was the approximate midpoint of values derived from three valuation methods. Based on the established Total Reorganization Value for Holdings, and assumed total debt of approximately $129,500,000 and $2,000,000 in new preferred stock upon emergence, the Plan Investors and the official committee of unsecured creditors employed an assumed common equity value for Holdings of approximately $153,500,000 which was subject to adjustment after giving effect to the exercise of warrants and options. The Total Reorganization Value of the Debtors' business assumed a projected average exit financing facility revolver balance for the 12 months subsequent to the Effective Date equal to $71,200,000 and included cash of $3,500,000 upon emergence.

         The adjustments to reflect the provisions of the Plan and the adoption of fresh start reporting, including the adjustments to record assets and liabilities at their fair market values, have been reflected in the following balance sheet reconciliation as of January 30, 1999 as fresh start adjustments. In addition, the Successor Company's balance sheet was further adjusted to eliminate existing equity and to reflect the aforementioned $285,000,000 Total Reorganization Value, which includes the establishment of $177,767,000 of reorganization value in excess of amounts allocable to net identifiable assets ("Excess Reorganization Value"). In accordance with SOP 90-7, the Company allocated the $285,000,000 reorganization value (or capitalization) as follows: first to the long-term debt issued (outstanding) as discussed below; then to the pre-petition liabilities of the Predecessor Company assumed by the Successor Company or paid on the Effective Date approximating $10,275,000 and the remainder of $154,340,000 was attributed to the new equity of Holdings issued in satisfaction of the remaining unsecured claims of the Predecessor Company. The Excess Reorganization Value is being amortized using the straight-line method over a 20-year useful life.

         The Successor Company established a 20-year useful life after considering the financial health of the emerging entity, the principal investors, the luxury goods sector of the specialty retail industry, and the strength of the Barneys New York trademark. Additionally, but to a lesser extent, the Successor Company considered the terms of the renegotiated leases with Isetan for the three flagship stores in New York, California and Chicago. The base terms of two of the three leases, including the lease for the Madison Avenue store, is 20 years. If the Successor Company exercises all renewal options, the lease terms could range from a minimum of 40 years to a high of 60 years.

         The reorganization value was allocated to the net assets of the Predecessor Company as part of fresh-start accounting. The Reorganization column on the following page reflects the effects of transactions or settlements arising pursuant to the Plan as Reorganization adjustments. In addition, the Company also recorded fresh-start adjustments. In accordance with SOP 90-7, the Company included in this column the adjustments required to eliminate the Predecessor Company's equity; to record the reported assets and liabilities at their fair market value; to establish certain liabilities pursuant to Accounting Principles Bulletin Opinion 16, "Accounting for Business Combinations" ("APB No. 16"); and to reflect the $285,000,000 Total Reorganization Value.

         Reconciliation of the Predecessor Company balance sheet as of January 30, 1999 to that of the Successor Company showing the adjustments thereto to give effect to the discharge of prepetition debt and fresh-start reporting appears on the following page.

                                                     PREDECESSOR       REORGANI-       FRESH-START     SUCCESSOR
                                                       COMPANY          ZATION         ADJUSTMENTS      COMPANY
                                                   ---------------- ---------------- ---------------- -------------
ASSETS
Cash and restricted cash                                 $  10,192         $  1,714         $     -      $  11,906
Receivables                                                 28,866                -          (1,025)        27,841
Inventories                                                 66,951                -          (1,400)        65,551
Other current assets                                         6,180              500            (333)         6,347
                                                   ---------------- ---------------- ---------------- -------------
     Total current assets                                  112,189            2,214          (2,758)       111,645

Fixed assets                                               112,080          (61,240)            516         51,356
Excess reorganization value                                      -                -         177,767        177,767
Other assets                                                 2,357              829               -          3,186
                                                   ---------------- ---------------- ---------------- -------------
          Total assets                                    $226,626         $(58,197)      $ 175,525      $ 343,954
                                                   ================ ================ ================ =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Debtor in possession credit agreement                     $ 83,389       $ (83,389)          $     -        $    -
Accounts payable                                            15,996               -                 -        15,996
Accrued expenses                                            48,731              641            5,213        54,585
Subscription Rights offering liability                       4,386           (4,386)               -             -
                                                   ---------------- ---------------- ---------------- -------------
      Total current liabilities                            152,502         (87,134)            5,213        70,581

Long-term debt                                                   -          120,385          (1,852)       118,533

Other long-term liabilities                                  5,894                -          (5,894)             -
Liabilities subject to compromise                          369,747        (369,747)               -              -
Deferred credits and minority interest                     174,446        (174,446)               -              -
Redeemable Preferred Stock                                       -             500                -            500
Shareholders' equity (deficit)
   Preferred stock                                          32,770               -          (32,770)             -
   Common stock                                                171             125             (171)           125
   Additional paid-in capital                               38,950          154,215         (38,950)       154,215
   Accumulated deficit                                   (547,854)          297,905          249,949             -
                                                   ---------------- ---------------- ---------------- -------------
      Total shareholders' equity (deficit)               (475,963)          452,245          178,058       154,340
                                                   ---------------- ---------------- ---------------- -------------
Total liabilities and shareholders' equity (deficit)     $226,626        $(58,197)         $175,525     $ 343,954
                                                   ================ ================ ================ =============

         The balance sheet captions impacted and the nature of the more significant reorganization adjustments are discussed in further detail below:

         Cash and Restricted Cash ("Cash"). The $58,221,000 proceeds from the Rights Offering received from the Plan Investors in January and borrowings pursuant to the Credit Agreement (approximately $62,100,000), combined aggregating $120,321,000, were used to: repay $83,389,000 outstanding under the debtor in possession credit agreement; pay Isetan $23,275,000 (including a $3,122,000 administrative claim payment for unpaid rent, hereinafter referred to as the Isetan Administrative Claim Payment) on account of its allowed claims

(the "Isetan Payments"); to establish the restricted cash amount of $5,082,000 (which includes the $4,600,000 administrative claim reserve); pay $2,626,000 for professional fees (the "Professional Fee Payment"); pay $2,114,000 as an allowed administrative claim payment to the Equipment Lessors (the "Equipment Lessors Payment"); pay Dickson Concepts $3,500,000 in connection with the termination of an asset purchase agreement (the "Dickson Payment"); pay $1,600,000 in bank fees in connection with the Credit Agreement (the "Bank Payment"); pay $1,156,000 to holders of certain general unsecured claims; and pay $955,000 to members of the Pressman Family in connection with their consulting agreements. The net amount of the above transactions increased cash and restricted cash by $1,714,000 to $11,906,000. Such amount was then allocated between restricted and non-restricted cash. The primary component of the restricted cash pertains to the Administrative Claim reserve of $4,600,000 as discussed in Note 3 to the Consolidated Financial Statements.

         Other current assets. Other current assets increased as a result of Holdings' issuance of 5,000 shares of preferred stock for an aggregate purchase price of $500,000 in government securities.

         Fixed Assets. The adjustment to fixed assets arose pursuant to the Isetan and Equipment Lessors Settlements. Pursuant to the Isetan settlement, Isetan received outright ownership of the leasehold improvements in the three flagship stores. Accordingly, the Company reduced its fixed assets by $97,029,000. Such amount was included in Settlements pursuant to the Plan in the calculation of the extraordinary gain on discharge of debt as disclosed in Note 2(e) to the Consolidated Financial Statements . Pursuant to the Equipment Lessors settlement, certain lessors of equipment to the Company transferred all right, title and interest in such equipment to the Company. The Company issued the Equipment Lessors Notes in an aggregate principal amount of $35,789,000 with a corresponding increase to fixed assets.

         Other Assets. Other assets increased principally as a result of the Bank Payment discussed above offset by the write-off of $871,000 in long-term security deposits compromised in connection with the Equipment Lessors settlement pursuant to the Plan. The $871,000 was included in Settlements pursuant to the Plan in the calculation of the extraordinary gain on discharge of debt as disclosed in Note 2(e) to the Consolidated Financial Statements.

         Accrued Expenses. Accrued expenses were impacted principally by the disbursement of cash for the Professional Fee Payment ($2,626,000), the administrative claim payments of Isetan and the Equipment Lessors ($5,236,000), and the Dickson Payment ($3,500,000) all of which aggregate $11,362,000 principally offset by the assumption of pre-petition liabilities aggregating $9,119,000 to be paid subsequent to the emergence from bankruptcy and the recording of $2,665,000 related to the remaining payments due pursuant to the consulting agreements with certain members of the Pressman Family.

         Subscription Rights Offering Liability. In December 1998, the Predecessor Company received $4,386,000 in cash from certain general unsecured creditors in connection with the Subscription Rights offering. The cash was recorded as Restricted cash on the Balance sheet. On the Effective Date, these cash proceeds were aggregated with the $58,221,000 cash proceeds discussed in cash and restricted cash above, and were used to consummate the provisions of the Plan and the related equity in Holdings was issued. The aggregate cash received from the Subscription Rights offering was combined with the proceeds from the new credit facility to pay the obligations discussed in further detail in cash and restricted cash above.

         Long-term Debt. Long-term debt adjustment consists of $62,096,000 outstanding pursuant to the Credit Facility, $35,789,000 outstanding pursuant to the Equipment Lessor Notes, and $22,500,000 issued pursuant to the Isetan Note.

         Liabilities Subject to Compromise. Such amounts were settled pursuant to the Plan. The Predecessor Company recognized an extraordinary gain on debt discharge of $285,905,000. See Note 2 (b).

         Deferred Credits and Minority Interest. In a prior year, the Predecessor Company had recorded deferred credits of $162,446,000 relating to the cash sale to an affiliate of participation rights in future payments to be received pursuant to the License Agreement and Services Agreement (collectively the "Agreements") with Isetan discussed in Note 11 (c). Pursuant to the Isetan settlements in the Plan, the Agreements were terminated and the amounts due pursuant to these agreements were no longer deemed collectible. Accordingly, the $162,446,000 was included in Settlements pursuant to the Plan in the calculation of the extraordinary gain on discharge of debt as disclosed in Note 2(e) to the Consolidated Financial Statements.

         Additionally, in a prior year, Barneys America issued preferred stock to Isetan of America, Inc. for an aggregate purchase price of $12,000,000. Such amount was recorded as minority interest. Pursuant to the Isetan settlements in the Plan, Isetan's investment in Barneys America was contributed to Barneys and accordingly was treated as a contribution of capital.

         Redeemable Preferred Stock. 20,000 shares of New Preferred Stock, with an aggregate liquidation preference of $2,000,000, were issued pursuant to the Plan. Holdings issued 5,000 shares for an aggregate purchase price of $500,000 in government securities to Bay Harbour, which it resold to a third party, and 15,000 shares were issued to the Barneys Employees Stock Plan Trust (the "Trust"). The shares contributed to the Trust will be issued to existing employees of Barneys as incentive compensation in connection with future services to be rendered to the Company. Since the 15,000 shares issued to the Trust have not yet been issued to existing employees, they are not considered as issued or outstanding. Accordingly, the Reorganization adjustment pertains solely to the aforementioned 5,000 shares.

         Common Stock and Additional Paid-in-Capital. The adjustments reflect principally the issuance of Holdings common stock pursuant to the Plan. In the aggregate, 12,500,000 shares of Holdings common stock were issued either in settlement of Allowed Claims or in connection with the Rights offering. These shares equate to a par value of $125,000 that is the reorganization adjustment to the Common stock.

         On the Effective Date, the Plan Investors received or acquired approximately 8,717,000 shares with an aggregate value of $107,631,000; the general unsecured creditors received or acquired approximately 2,683,000 shares with an aggregate value of $33,128,000; Isetan received approximately 913,000 shares with an aggregate value of $11,273,000; and the Pressman Family received approximately 187,000 shares with an aggregate value of $2,308,000.

         Accumulated Deficit. Accumulated deficit of the Predecessor Company was reduced by both the extraordinary gain on discharge of prepetition debt and the contribution of Capital related to the Isetan minority interest in Barneys America, all of which are discussed above.

         The balance sheet captions impacted and the nature of the more significant Fresh-start adjustments are discussed in further detail below:

         Receivables. Concurrent with the emergence from bankruptcy, management of the Successor Company elected to modify the treatment of special order sales of merchandise. This adjustment reflects a reduction of the receivable balance recorded by the Predecessor Company in connection with these sales. See related discussion below in Accrued expenses.

         Inventory. Concurrent with the emergence from bankruptcy, management of the Successor Company approved a plan to close certain outlet stores and discontinue certain private label cosmetic lines. In accordance with APB No.16, a $1,400,000 inventory valuation reserve was recorded to reduce the acquired assets to fair market value.

          Fixed Assets. Prior to the emergence from Bankruptcy, the Company retained a third party asset appraisal service to value all the fixed assets of the Company (including those acquired pursuant to the Equipment Lessors Settlement). The fixed asset adjustment includes a $2,716,000 fair market value adjustment required to value the fixed assets of the Successor Company at the appraised amount and a $2,200,000 write down of the fixed assets in the outlet stores to be closed.

         Excess Reorganization Value and Shareholders' Equity (Deficit). The adjustments reflect the elimination of the Predecessor Company's old stock, accumulated deficit (after taking into account the impact of the Reorganization adjustments discussed above and the fresh start revaluation), and the adjustment to reflect the Successor Company's total reorganization value of $285,000,000.

         Excess reorganization value was determined as follows:


              Total Reorganization Value                   $      285,000,000
              Normal operating liabilities*                        61,462,000
              Other adjustments - net*                             (2,508,000)
                                                         -----------------------
                  Total Liabilities and equity                    343,954,000
              Less: Tangible Assets*                             (166,187,000)
                                                         -----------------------
                  Excess Reorganization Value              $      177,767,000
                                                         =======================


         *Normal operating liabilities is net of the $9,119,000 of prepetition liabilities assumed by the Successor Company. Such amounts will be paid for or settled by the Successor Company. Other adjustments - net includes the $1,852,000 fair market value adjustment to the Isetan debt; $1,156,000 principally paid in settlement of prepetition bank debt; and $500,000 which represented the fair market value of the preferred stock issued and outstanding. Tangible Assets includes total Current assets, Fixed and Other assets of the Successor Company.

         Accrued Expenses. Principally includes individually immaterial accruals recorded in accordance with both SOP 90-7 and APB No. 16, principally related to professional fees, severance, taxes, registration fees as well the establishment of a liability to customers for deposits on special orders (see Receivables discussion above). The total of such accruals, aggregating $5,213,000, is included in the allocation of the total reorganization value of the Company.

         Long-term debt. This adjustment represents the difference between the principal amount of the Isetan Note of $22,500,000 and the fair market value of the Isetan Note of $20,648,000 (see Note 6 (b)).

         Other Long Term Liabilities. Other long-term liabilities of the Predecessor Company represented amounts recorded in accordance with FASB 13 "Accounting for Leases" ("FAS No. 13") pertaining to both contractual rent escalations and landlord contributions for build-outs. A fair market value was not assigned to these liabilities since, in accordance with APB No.16, the existing leases are treated as new leases of the Successor Company. This requires the Successor Company to amortize the remaining scheduled lease commitments over the remaining lease periods on a straight-line basis beginning with the Effective Date. The $5,894,000 write-down to fair market value of the Other long-term liabilities is included in the allocation of the total reorganization value of the Company.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A)      PRINCIPLES OF CONSOLIDATION -

         The consolidated financial statements include the accounts of the Predecessor or Successor Company and its wholly-owned and majority-owned subsidiaries in which the Company has a controlling financial interest and exercises control over their operations. Intercompany investments and transactions have been eliminated in consolidation.

(B)      CASH AND CASH EQUIVALENTS -

         All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents. The carrying value approximates their fair value.

(C)      ACCOUNTS RECEIVABLE AND FINANCE CHARGES -

         The Company provides credit to its customers and performs on-going credit reviews of its customers. Concentration of credit risk is limited because of the large number of customers. Finance charge income recorded in fiscal 1999 approximated $4,216,000. Finance charge income recorded in the six months ended January 30, 1999 and in fiscal 1998, and 1997 approximated $1,978,000, $3,280,000 and $3,202,000, respectively, and is included in other-net in the statement of operations.

(D)      INVENTORIES -

         Merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market, as determined by the retail inventory method. Merchandise is purchased from many different vendors based throughout the world. In certain instances, the Company has formal and informal arrangements with vendors covering the supply of goods. While no vendor supplies the Company with more than 10% of its inventory, if certain vendors were to suspend shipments, the Company might, in the short term, have difficulty identifying comparable sources of supply. However, management believes that alternative supply sources do exist to fulfill the Company's requirements should a supply disruption occur with any major vendor.

(E)      FIXED ASSETS -

         Fixed assets of the Predecessor Company are recorded at cost. Depreciation is computed using the straight-line method. Fully depreciated assets are written off against accumulated depreciation. Furniture, fixtures and equipment are depreciated over their useful lives. Leasehold improvements are amortized over the shorter of the useful life or the lease term.

         Pursuant to SOP 90-7, property and equipment were restated at approximate fair market value at January 30, 1999.

(F)      EXCESS REORGANIZATION VALUE -

         Excess reorganization value represents the adjustment of the Company's balance sheet for reorganization value in excess of amounts allocable to identifiable assets. Excess reorganization value is being amortized using the straight-line method over 20 years.

(G)      EARNINGS PER COMMON SHARE ("EPS") -

         Basic EPS is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted EPS reflects the incremental increase in common shares outstanding assuming the exercise of stock options and warrants that would have had a dilutive effect on earnings per common share. Options and warrants to acquire an aggregate of 1,810,547 shares of common stock were not included in the computation of diluted EPS for fiscal 1999 as including them would have been anti-dilutive. Net income (loss) attributed to common stockholders is not materially affected by the 1% dividend on the 5,000 issued and outstanding shares of preferred stock. EPS of the Predecessor Company has not been included herein as the computation would not provide meaningful results as the capital structure of the Successor Company is not comparable to that of the Predecessor Company.

(H)      IMPAIRMENT OF ASSETS -

         The Company records impairment losses on long-lived assets (including excess reorganization value) when events and circumstances indicate that the assets might be impaired. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores and consolidated undiscounted net cash flows for long-lived assets, not identifiable to individual stores. An impairment loss recognized will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. If quoted market prices are not available, the estimate of fair value will be based on the best information available under the circumstances, such as prices for similar assets or the present value of estimated expected future cash flows.

(I)      FOREIGN EXCHANGE CONTRACTS -

         The Company enters into certain foreign currency hedging instruments (forward and option contracts), from time to time, to reduce the risk associated with currency movement related to committed inventory purchases denominated in foreign currency. Gains and losses that offset the movement in the underlying transactions are recognized as part of such transactions.

         As of January 29, 2000, the Company had outstanding forward contracts for the Italian Lira, German Mark, French Franc and the Belgium Frank with a notional value approximating $17,071,000 maturing in 2000. Utilizing applicable forward rates at the end of the fiscal period and the rate spread at the time of purchase, the Company estimated the fair value of these contracts to be approximately $15,927,000 at January 29, 2000.

         The notional and estimated fair value of the individual currencies is detailed below:

         Foreign Currency      Notional Amount       Estimated Fair Value
         Italian Lira          $    14,817,000         $     13,823,000
         German Marc                 1,254,000                1,166,000
         Belgium Franc                 285,000                  284,000
         French Franc                  252,000                  233,000
         Euro                          463,000                  421,000

(J)      REVENUE RECOGNITION -

         Sales, recognized at the point of sale, consist of sales of merchandise, net of returns. Net sales in the Statement of Operations include bulk sales of merchandise to jobbers and an estimate for merchandise returns, where a right of return exists, in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." Bulk sales of merchandise to jobbers were $1,225,000, $958,000, $2,968,000 and $6,516,000 in fiscal 1999, the six months ended January 30, 1999 and fiscal years 1998 and 1997, respectively.

(K)      ADVERTISING EXPENSES -

         The Company expenses advertising costs upon first showing. Advertising expenses were approximately $3,646,000 in fiscal 1999 and $2,041,000, $3,324,000, and $3,818,000 in the six months ended January 30, 1999, and in fiscal 1998, and 1997, respectively.

(L)      INCOME TAXES -

         The Company records income tax expense using the liability method. Under this method, deferred tax assets and liabilities are estimated for the future tax effects attributable to temporary differences between the financial statement and tax basis of assets and liabilities.

(M)       ESTIMATES -

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(N)      RECLASSIFICATION -

         Certain prior year amounts have been reclassified to conform to current year presentation.

5.       FIXED ASSETS:

         Fixed assets consist of the following:

                                                                                  SUCCESSOR     PREDECESSOR
                                                                   PREDECESSOR     COMPANY        COMPANY
                                       SUCCESSOR      COMPANY        COMPANY      ESTIMATED      ESTIMATED
                                      JANUARY 29,   JANUARY 30,     AUGUST 1,    USEFUL LIFE    USEFUL LIFE
                                         2000           1999          1998        (IN YEARS)    (IN YEARS)
                                         ----           ----          ----        ----------    ----------
Furniture, fixtures and equipment       $   27,233    $   46,145     $  13,859      3 to 7        5 to 10
Leasehold improvements                      30,147          5,211       139,006    2 to 14        2 to 40
                                            ------          -----       -------
Total                                       57,380         51,356       152,865
Accumulated depreciation and
   amortization                             (8,406)            -        (38,226)
                                            -------      -------        --------
 Net fixed assets                       $   48,974    $   51,356     $  114,639
                                            =======      =======        ========

6. DEBT - SUCCESSOR COMPANY:

(A)      REVOLVING CREDIT FACILITY -

         In January 1999, the Company entered into a $120,000,000 revolving credit facility with a $40,000,000 sublimit for the issuance of letters of credit (the "Credit Agreement") with Citicorp USA, Inc., General Electric Capital Corporation, BNY Financial Corporation, and National City Commercial Finance, Inc. maturing on January 28, 2003. The proceeds from this Credit Agreement were used to repay borrowings under the debtor in possession credit agreement, to pay certain claims, to pay professional fees and to provide working capital to the Company as it emerged from its Chapter 11 proceeding pursuant to the Plan. At January 29, 2000, there were outstanding loans of approximately $49,177,000 and $15,356,000 was committed under unexpired letters of credit. Additionally, as collateral for performance on certain leases and as credit guarantees, Barneys is contingently liable under standby letters of credit in the amount of approximately $2,090,000 (See Note 8). At January 30, 1999 there were outstanding loans of approximately $62,096,000 under this credit agreement.

         Revolving credit availability is calculated as a percentage of eligible inventory (including undrawn documentary letters of credit) and a percentage of the Barneys private label credit card receivables plus $20,000,000 (such amount subject to a downward adjustment as defined). Interest rates on the Facility are the Base Rate (as defined), which approximates Prime plus 1.25% or LIBOR plus 2.25%, subject to adjustment after the first year. The interest rate at January 29, 2000 was 9.75%.

         The Credit Agreement contains various financial covenants principally relating to net worth, leverage, earnings and capital expenditures. During the fiscal year-ending February 3, 2001, the Credit Agreement covenants do not allow for any material deviation from the Company's business plan for such year.

         Obligations under the Facility are secured by a first priority and perfected lien on all unencumbered property of the Company. The Facility provides for a fee of 1.25% to 1.75% per annum on the daily average letter of credit amounts outstanding and a commitment fee of 0.375% on the unused portion of the facility.

         In connection with the Facility, the Company incurred fees of $2,825,000 that will be amortized over the life of the facility as interest and financing costs. These fees were principally paid in December 1998 and January 1999 and are included in Other assets at January 29, 2000.

(B)      ISETAN NOTE -

         Barneys issued the Isetan Note in the principal amount of $22,500,000. The Isetan Note bears interest at the stated rate of 10% per annum payable semi-annually, and matures on January 29, 2004. The first four interest payments which payments commenced on August 15, 1999 were to be paid in cash unless a majority of independent directors of the Company determined, with respect to those first four interest payments due, that it is in the best interests of Barneys to defer those payments and add them to the outstanding principal amount. No interest payments were deferred in fiscal 1999.

         The fair value of the Isetan Note was estimated to be approximately $20,648,000 at January 30, 1999. This amount was not necessarily representative of the amount that could be realized or settled. The difference between the face amount and the fair market value was recorded as a debt discount and is being amortized using the effective interest method. The fair market value was based upon a valuation from an investment banking firm utilizing discounted cash flows and comparable company methodology. After amortization of the debt discount, the Isetan Note was recorded at $20,949,000 at January 29, 2000.

(C)      EQUIPMENT LESSORS NOTES -

         The Company issued the Equipment Lessors Notes in an aggregate principal amount of approximately $35,789,000. Such promissory notes bear interest at the stated rate of 11-1/2% per annum payable semi-annually, mature on January 29, 2004, and are secured by a first priority lien on the equipment that was the subject of each of the respective equipment leases. The first interest payments were made on February 15, 1999.

         The estimated fair value of the Equipment Lessors Notes approximates face value as estimated by an investment banking firm utilizing discounted cash flows and comparable company methodology.

         Whippoorwill, one of the Successor Company's principal shareholders after the Effective Date, owns an approximate 25% beneficial interest in the holder of one of the Equipment Lessor Notes with an aggregate principal amount of $34.2 million.

         During fiscal 1999, the Successor Company paid interest of approximately $8,200,000.

7.       DEBT - PREDECESSOR COMPANY:

(A)      DEBTOR IN POSSESSION CREDIT AGREEMENT -

         From January 11, 1996 through the Effective Date, Barneys had debtor in possession revolving credit facilities (the "DIP Facility"). At August 1, 1998 there were outstanding loans of approximately $75,437,000. On January 28, 1999, all loans outstanding pursuant to the Predecessor Company's debtor in possession credit facility were repaid in full.

         The DIP Facility outstanding just prior to the Effective Date, was entered into with BankBoston, N.A., as Administrative Agent, and it was dated as of July 15, 1997. The agreement provided for loans in two tranches, "Tranche A" and "Tranche B". Credit extensions were limited to $85,000,000 under Tranche A and $30,000,000 under Tranche B. Interest rates on Tranche A loans were either prime plus 0.50% or LIBOR plus 2.25%. The interest rate on Tranche B loans was LIBOR plus 4.50%. At August 1, 1998 and August 2, 1997, Tranche A borrowings were $44,792,633 and $39,112,946, respectively, and Tranche B borrowings were $30,000,000 and $25,000,000, respectively. Interest rates on the outstanding borrowings were between 7.875% and 10.875% at August 1, 1998 and between 7.92% and 10.25% at August 2, 1997.

         Obligations under the DIP Facility were secured by (a) guarantees by each of the Debtors; (b) a first priority lien on all unencumbered property of each of the Debtors; and (c) a junior lien on certain property of the Debtors subject to existing liens. The DIP Facility provided for a fee of 1.75% per annum on the daily average letter of credit amounts outstanding and a commitment fee of 0.375% on the unused portion of the facility.

(B)      INTEREST PAID -

         During the six months ended January 30, 1999 and fiscal 1998, and 1997 the Company paid interest of $4,095,000, $5,614,000 and $5,467,000, respectively.

(C)      OTHER OBLIGATIONS -

         The table that follows and the descriptions of the financing arrangements contained herein is based on the original contractual terms and maturities of the related financial instrument. As a result of the Chapter 11 filings, the Company breached covenants in substantially all of its then existing debt agreements. The amounts outstanding are classified as Liabilities subject to compromise at August 1, 1998. It is not practicable to estimate the fair value of the prepetition debt due to the Chapter 11 filings.

         Prepetition debt consists of the following:

                                                                             (IN THOUSANDS)

Revolving credit facility, with Chemical Bank as Agent; interest rate
   of 8.5%(i)*                                                              $      72,911

Term loan facility, with Chemical Bank as Agent; interest rate of
   7.1875% (i) *                                                                   35,000

Republic National Bank of New York note due on January 10, 1996 at 8%
   (ii)*                                                                           25,000

Senior notes due between 1998 and 2000 at 8.32%
   issued April 1994 (iii)*                                                        40,000

Senior notes due between 1998 and 2000 at 7.18%
   issued June 1993 (iii)*                                                         60,000

BNY Licensing Yen loan payable to Isetan                                           49,129
                                                                          ---------------------
Long-term debt                                                              $     282,040
                                                                          =====================

* In Default

         (i) Financing Agreements -

         In September 1995, the Company entered into a credit facility with a group of lenders, with Chemical Bank as Agent, which permitted borrowings up to $120,000,000 on an unsecured basis. Proceeds from this facility were used to refinance various existing credit agreements and to pay off, pursuant to the terms of such facility, the outstanding debt of certain affiliated entities, which Barneys had guaranteed. The scheduled due date of this facility was February 28, 1998. Interest was calculated at various interest rates, one of which was the prime rate. The credit facility provided for revolving credit loans, issuance of letters of credit and term loans. The term loan portion of the facility was $35,000,000 with the following scheduled repayment terms:
$5,000,000 on October 1, 1997, $5,000,000 on January 1, 1998 and $25,000,000 on
February 28, 1998.

         (ii) Republic National Bank Note -

         The Republic National Bank Note was an unsecured note in the amount of $25,000,000 with a scheduled maturity date of January 10, 1996.

         (iii) Senior Notes -

         Senior notes were unsecured, with scheduled interest payments due semi-annually on June 15 and December 15. Principal on the aggregate $100 million senior notes was payable by its terms as follows: 1998 - $25,000,000, 1999 - $25,000,000, 2000 - $50,000,000.

8.       COMMITMENTS AND CONTINGENCIES:

(A)      LEASES -

         The Company leases real property and equipment under agreements that expire at various dates. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses. In addition, certain real estate leases provide for escalation rentals based upon increases in lessor's costs or provide for additional rent contingent upon the Company increasing its sales.

         At January 29, 2000, total minimum rentals at contractual rates are as follows for the respective fiscal years:

                                   THIRD
                                  PARTIES         ISETAN          TOTAL
                              ----------------------------------------------
                                             (IN THOUSANDS)

2000                          $      8,461     $    12,480    $     20,941
2001                                 7,608          12,720          20,328
2002                                 7,268          12,960          20,228
2003                                 6,423          28,200          34,623
2004                                 6,568          15,000          21,568
Thereafter                         133,584         199,995         333,579
                              ----------------------------------------------

Total minimum rentals         $    169,912    $    281,355    $    451,267
                              ==============================================

         Total rent expense in fiscal 1999 was $30,886,000 including percentage rent of $86,000. Total rent expense in the six months ended January 30,1999 and fiscal 1998, and 1997 was $14,632,000, $31,696,000, and $40,175,000,
respectively which included percentage rent of $57,000, $319,000, and $98,000 in each of the respective years.

         On January 10, 1996, the Predecessor Company ceased accruing stated rent expense (both base rent and percentage rent) to Isetan and its affiliated companies for the Madison Avenue, Beverly Hills and Chicago stores and to substantially all of its equipment lessors as a result of disputes on the characterization of these obligations. These matters were resolved as part of the Plan.

         During the bankruptcy, in accordance with interim stipulations, orders of the Court and the debtor-in-possession credit agreements the Predecessor Company made "on account" cash payments to Isetan and the equipment lessors at rates substantially below the contractual amounts. The amount of these payments, included in Selling, general and administrative expenses are detailed below along with the corresponding contractual amount for each of the periods reported.

                                  ISETAN OCCUPANCY COSTS             EQUIPMENT LESSOR COSTS
                             RECORDED           CONTRACTUAL         RECORDED        CONTRACTUAL
                             --------           -----------         --------        -----------
                                                        (IN THOUSANDS)
Six months ended
   January 30, 1999            $      4,611     $     10,248      $      2,687      $      7,750
Fiscal 1998                           9,223           22,510             5,642            15,500
Fiscal 1997                           9,297           22,164             6,427            15,500
January 11, 1996 to
   August 2, 1996                     6,231           11,929             3,300             8,900


         The recorded equipment lessor costs in the six months ended January 30, 1999 and fiscal 1998 exclude amounts recorded as reorganization costs related to closed stores.

(B)      LITIGATION -

         The Company is party to certain other litigation and asserted claims and is aware of other potential claims. Management believes that pending litigation in the aggregate will not have a material effect on the Company's future financial position, cash flows or results of operations.

(C)      CONSULTING AGREEMENT -

         Meridian Agreement. Pursuant to an agreement dated as of August 1, 1998, among the Company, Thomas C. Shull and Meridian, as amended (the "Meridian Agreement"), Meridian received payments from the Company for consulting services provided by Mr. Shull and two additional consultants, Edward Lambert and Paul Jen. Pursuant to the Meridian Agreement, Mr. Shull served as President and Chief Executive Officer until May 5, 1999, and Mr. Lambert served as Chief Financial Officer of Holdings and its affiliates until May 28, 1999. In addition, Paul Jen served as Vice President-Marketing until May 1999. The services provided under the Meridian Agreement consisted of providing the services of these three individuals in such capacities. In consideration of these services, Meridian received a base fee at the rate of $95,000 per month, $9,500 per month to cover Meridian's overhead and other expenses and reimbursement for reasonable out-of-pocket expenses of the three individuals. In addition, Meridian received a $100,000 performance bonus on February 1, 1999. Additionally, in consideration of Meridian's efforts during the transition to Successor Company management, Meridian received payments totaling $465,000 covering the period February 1999 through May 1999. Meridian advised the Company that, for the twelve month period ending January 30, 1999, $600,000 of the annual payments made by the Company to Meridian represent the portion of the payments payable under the Meridian Agreement allocated by Meridian to Mr. Shull. The Meridian Agreement terminated on May 31, 1999. Mr. Shull resigned as President and Chief Executive Officer on May 5, 1999, upon the appointment of Allen I. Questrom to those positions. Mr. Lambert resigned as Chief Financial Officer effective May 28, 1999.

         Upon termination of the Meridian Agreement on May 31, 1999, Meridian was entitled to a payment of (i) $104,500 per month for a period of eight months, (ii) $104,500 per month for a period of four additional months, commencing on the first day of the ninth month following termination, subject to mitigation based on any other compensation received for the services of Mr. Shull and the two other consultants during that period and (iii) payment of all earned and accrued vacation pay, not to exceed $85,000. All amounts due to Meridian pursuant to the terms of the Meridian Agreement have been paid by the Company.

9.       REORGANIZATION COSTS:

         The effects of transactions occurring as a result of the Barneys Debtors' Chapter 11 filings and reorganization efforts have been segregated from ordinary operations and are comprised of the following:

                             SIX MONTHS
                                ENDED
                             JANUARY 30,     FISCAL YEAR     FISCAL YEAR
                                1999            1998            1997
                            -----------------------------------------------
                                           (IN THOUSANDS)

Professional fees             $    3,637      $    7,381      $   13,869
Asset write-offs, net                  -              29          38,767
Lease rejection costs                  -               -          15,038
Straight line rent reversal            -               -          (3,814)
Payroll and related costs          5,274           4,565           5,574
Other                              4,923           3,995           2,773
                            -----------------------------------------------
Total reorganization costs    $   13,834      $   15,970      $   72,207
                            ===============================================

         During the six months ended January 30, 1999, the Company paid Reorganization costs of $12,511,000, net of amounts received from an affiliate (see Note 11). During fiscal 1998, 1997 and 1996, the Company paid Reorganization costs of $18,105,000, $14,512,000 and $5,859,000, respectively.

         Professional fees -- principally relate to legal, accounting and business advisory services provided to the Predecessor Company and the unsecured creditors committee to the Predecessor Company from the Filing Date to the Effective Date. Substantially all of these fees were expensed as incurred, in accordance with the provisions of SOP 90-7.

         Asset write-offs -- each of the stores closed by the Predecessor Company was fully operational until the established closing date. As such, the Predecessor Company continued to depreciate the related store assets up to such date. Accordingly, the amount provided by the Predecessor Company for asset write-offs, net included the unamortized value of the leasehold improvements, furniture, fixtures and equipment attributable to the store at the respective stores closing date, net of an estimated recovery for future use or disposition of the related assets. A majority of the assets written off related to unamortized leasehold improvements which were abandoned.

         Payroll and related costs -- principally represent costs associated with the Bankruptcy Court approved key employee retention and bonus program, severance costs attributable to either employee headcount reductions or contractual obligations of the Predecessor Company, and certain other fees earned by certain individuals retained by the Predecessor Company, for their expertise in bankruptcy related matters. For the six months ended January 30, 1999 and for 1998 and 1997, the severance included in payroll related costs and the related employees severed were $3,139,000 and 11 (managerial and support employees, inclusive of employees of Meridian Ventures, Inc.), $1,881,000 and 13 (managerial employees), and $2,519,000 and 300 (store and support personnel), respectively. See Note 2 for actual employees severed and utilization of reserves.

         Other costs -- in the six months ended January 30, 1999 and fiscal 1998 includes $3,500,000 and $1,500,000, respectively, paid to Dickson Concepts (International) Limited in connection with the termination of an asset purchase agreement and the consummation of the Plan.

         In addition to the above, other costs includes costs incurred by the Predecessor Company related to its reorganization, including but not limited to ancillary costs associated with the decision to close certain stores, administrative costs of the bankruptcy such as for trustee fees and public relations costs.

         Accrued expenses at January 30, 1999 and August 1, 1998 includes fees payable to professionals pertaining to court approved "holdbacks" or fees not awarded, during the bankruptcy of approximately $6,900,000 and $7,400,000, respectively. Substantially all of these fees were paid in 1999.

10.      INCOME TAXES:

         Pursuant to the Plan, Holdings made a Section 338(g) election (the "Election") with respect to the acquisition under applicable provisions of the Internal Revenue Code ("IRC"). The tax effects of making the Election resulted in Barneys and each of its subsidiaries being treated, for federal income tax purposes as having sold its assets to a new corporation which purchased the same assets as of the beginning of the following day. The Company used existing net operating loss carryfowards to reduce any gain incurred as a result of the sale. The Company was, however, subject to alternative minimum tax ("AMT") and such liability was recorded as a "fresh-start" adjustment.

         For the year-ended January 29, 2000, the six months ended January 30, 1999 and fiscal 1998, and 1997, the Company recorded a provision for income taxes of approximately $363,000, $38,000, $77,000, and $62,000, respectively, which principally relates to state and local income and franchise taxes. The Company continues to be subject to AMT. The AMT credit carryforward can be carried forward indefinitely. In the comparable periods, the Company paid capital, franchise and income taxes, net of refunds, of approximately $80,000, $19,000, $18,000, and $35,000, respectively.

         Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On the Effective Date, the significant differences of the Predecessor Company related to deferred credits, net operating loss carryforwards and its reserve for affiliate receivables.

         The components of the Successor Company's deferred tax assets and liabilities as of January 29, 2000 are as follows (in thousands):

             Deferred tax assets:

                Inventory                                        $   972
                Compensation                                         739
                Provision for doubtful accounts                      360
                Tax credit and loss carryforward                   1,326
                                                                ---------
                Other                                                343

                Gross deferred tax assets                          3,740
                Less:  Valuation Allowance                         (2,686)
                                                                ---------

           Deferred tax assets                                     1,054
           Deferred tax liabilities:
                Depreciation & Amortization                          489
                                                                ---------
                Net deferred tax asset                           $   565
                                                                =========

         As of January 28, 1999 the components of the Predecessor Company deferred taxes were as follows (in thousands):

                                              JANUARY 28,            AUGUST 1,
                                                 1999                  1998
                                             -----------            ---------


        Current deferred tax assets      $      17,953         $       8,507
        Noncurrent deferred tax assets         181,584               185,363
                                             -----------            ---------
        Total deferred tax assets              199,537               193,870
            Less: Valuation allowance        (199,537)             (193,870)
                                             -----------            ---------

        Net deferred tax asset           $           -         $          -
                                             ===========            =========


         As of January 30, 1999, as a result of the Election, the remaining tax attributes associated with the Predecessor Company's deferred tax amounts are no longer available.

         For the year-ended January 29, 2000, the six months ended January 28, 1999, fiscal 1998 and 1997, income taxes reported differ from the amounts that would result from applying statutory tax rates as net operating loss carryforwards which arose in such periods provided no tax benefit since their future utilization was uncertain. Accordingly, the Successor Company recorded a valuation allowance of $2,686,000 in fiscal 1999. In addition, the Predecessor Company increased its valuation allowance by approximately $5,667,000, $7,321,000, and $50,477,000, in the remaining respective periods.

         For the six months ended January 30, 1999, no income taxes were reported in conjunction with the gain on discharge of debt as such amounts are excluded from taxable income under IRC Section 108.

         For the years including 1997 through 1999 the Company is subject to various tax audits of the Predecessor Company's tax returns. The Company believes that pending audit results, in the aggregate, will not have a material effect on the Company's financial position, results of operations or cash flows.

11.      RELATED PARTY TRANSACTIONS:

(A)      FLAGSHIP STORE LEASES - ISETAN -

         Subsidiaries of Holdings lease the Madison Avenue, Beverly Hills and Chicago stores from Isetan. Pursuant to the terms of these leases, the Company is required to pay base rent, as defined, and all operating expenses. Total rent expense (excluding operating expenses) related to these leases was approximately $15,767,000 in fiscal 1999, $4,611,000 in the six months ended January 30, 1999 and $9,223,000 and $9,297,000 in fiscal 1998 and 1997, respectively.

(B)      AFFILIATE COMPANIES AND OTHER RELATED PARTIES -

         In addition, the Predecessor Company had previously entered into various transactions and agreements with affiliate companies and other related parties. The affiliates were or had been primarily engaged in the operation of real estate properties, Barneys New York credit card operations, and certain leased departments. The following information summarizes the activity between the Predecessor Company and balances due to or from these related parties at January 30, 1999, August 1, 1998 and August 2, 1997 and for the six months ended January 30, 1999 and the fiscal years ended 1998 and 1997, respectively. Unless otherwise indicated below, all revenues and expenses recognized by the Predecessor Company pursuant to the arrangements discussed below are included in selling, general and administrative expenses in the respective periods. Substantially all of the agreements and transactions described below had either ceased or been terminated prior to November 1997.

         Prior to the Chapter 11 filing the Predecessor Company advanced amounts to certain members of the Pressman Family (the "Shareholders"). The Predecessor Company assigned amounts due from these Shareholders to Preen during the year the amounts were advanced. At August 1, 1998 and August 2, 1997 no amounts were due from these Shareholders.

         The Predecessor Company leased various retail, office and parking lot properties principally from subsidiaries of Preen but also from companies owned by certain members of the Pressman Family. Included was (1) office and office related premises; (2) properties used in connection with the operation of the Predecessor Company's 17th Street store in New York City; and (3) parking lots on 17th Street. Each of the above properties were vacated by the Predecessor Company during the bankruptcy and each of the respective leases were rejected by orders of the Court during 1997 or 1998. Under the terms of these leases, the Predecessor Company was required to pay base rents plus operating expenses and real estate taxes as defined. Total rent expense (including operating expenses) relating to these leases was approximately $272,000 and $6,195,000 in fiscal 1998 and 1997, respectively.

         The Predecessor Company triple net leased its Seventh Avenue office space as well as other properties from Preen and certain of its wholly owned subsidiaries. The lower level retail space in two of those properties was subleased to two of those subsidiaries, 106 Seventh Avenue Property Corp. ("106") and Goderich Realty Corp. ("Goderich"). 106 and Goderich, in turn, subleased this retail space to a third party retailer. Pursuant to the terms of the subleases between 106 and Goderich and the Predecessor Company, Barneys was paid rent equal to 90% of the rent charged to the third party retailer. The remaining 10% of the rent was retained by 106 and Goderich. All of the triple net leases between Preen and/or its subsidiaries and the Predecessor Company and the sublease between Barneys and 106 and Goderich were rejected by the order of the Bankruptcy Court. Rental income under the subleases for 1997 was approximately $195,000.

         Barneys subleased retail and warehouse space from a third party that leased said space from Fener Realty Co. ("Fener"). Fener is a non-debtor entity owned by certain members of the Pressman Family. Fener owned the property at 249 West 17th Street and triple-net leased the property located at 245 West 17th Street (collectively the "properties") from Renef Realty (also owned by certain members of the Pressman Family). Prior to January 1995, the Predecessor Company leased approximately 10% of these properties directly from Fener for use in connection with the semi-annual warehouse sales. Fener leased the remaining 90% of the properties to a third party. In January 1995, Fener and Renef refinanced their mortgages on the Properties. In connection therewith, ownership of the Properties was transferred to two limited liability companies, Pine Associates LLC ("Pine") and Spruce Associates LLC, which were indirectly owned by Fener and Renef, respectively. As part of this transaction, the lease between Fener and the third party was restructured as a triple-net lease between Pine and the third party for the Properties in their entirety and the lease between the Predecessor Company and Fener was restructured as a triple-net sublease (the "Sublease") between the third party and the Predecessor Company (collectively the "New Lease Arrangements"). Pursuant to the New Lease Arrangements, the third party, in addition to its fixed rent, was responsible for paying all operating expenses of the Properties, and the Predecessor Company was responsible for fixed rent, all operating expenses and 90% of the taxes of the Properties, except for amounts which were the third party's responsibility pursuant to its prior lease. The sublease between the third party and the Predecessor Company was rejected by order of the Court in December 1998. Total rent expense (including operating expenses) related to this sublease was approximately $374,000 in the six months ended January 30, 1999 and $2,055,000 and $2,265,000 in fiscal 1998 and 1997, respectively.

         In prior years, the Company had entered into various transactions and agreements with Preen. Prior to the Filing Date as well as through the Effective Date, the Company incurred certain normal operating costs, principally personnel costs, on behalf of Preen. This situation arose as both entities shared the same corporate office space and certain employees (including officers) of the Company were also providing services to Preen. After the Filing Date, the Company also incurred and paid reorganization costs, including legal, accounting and business advisory services, on behalf of Preen which was also operating as a debtor in possession pursuant to the Bankruptcy Code. The Company routinely allocated to Preen a share of both the normal operating costs and reorganization costs incurred on their behalf, however, it was unclear (because of the bankruptcy) whether Preen would have the ability to repay such amounts in the future. The normal operating costs principally covered an allocation of certain employees' salaries. The allocation was based on an estimated percentage of time that the employee spent working on the matters of Preen. Such allocations ranged from 2% to 100% depending on the year of allocation with the allocation percentages declining over time during the bankruptcy proceedings as the workload for Preen declined as properties were sold. Accordingly, at the time of the recording of such charges that reduced expenses and generated receivables for the Predecessor Company, reserves were provided in the operating results either as a selling, general and administrative expense or a reorganization expense, depending on the nature of the charge. During the six months ended January 30, 1999 and fiscal 1998 and 1997 the Predecessor Company charged Preen approximately $1,000,000, $418,000 and $583,000, respectively, for various expenses. For the periods presented, the Company had allocated approximately $595,000 of operating expenses and approximately $1,872,000 of reorganization expenses, principally of a legal nature in connection with the litigation discussed in Note 2 to the Consolidated Financial Statements and the sale of or negotiations surrounding the real estate properties owned by Preen. In December 1998, in connection with the approval of the Plan and the settlements included therein, collectibility issues of these receivables from affiliated entities were resolved. Accordingly, the Predecessor Company was able to reduce its affiliate receivable reserve by approximately $1,900,000, principally representing cash payments from an affiliate in settlement of a portion of the outstanding receivable. This reserve reversal reduced Selling, general and administrative expenses and reorganization costs by approximately $500,000 and $1,400,000, respectively, in the six months ended January 30, 1999.

         Barneys licensed the right to sell certain branded merchandise from Nanelle. Nanelle, owned by certain members of the Pressman Family, held the license to use the Kilgour, French and Stanbury trademarks (the "Mark"). Royalty expense incurred related to this license was $24,790 in fiscal 1999, $86,322 in the six months ended January 30, 1999 and $171,000 and $127,000 in fiscal 1998 and 1997, respectively. This expense is included in cost of sales. Pursuant to the Plan, Nanelle transferred its rights in this license to Barneys.

         TF Salons Co. ("TF Salon") and Piccola Restaurant Services, Inc. ("Piccola") operated beauty salons and restaurants located in or near certain of the Predecessor Company's retail stores. At the time TF Salon was 75% owned by 147 West 17th Street (a Company owned directly by certain members of the Pressman Family) and 25% owned by a third party. TF Salon operated the beauty salons previously located in the Predecessor Company's 17th Street and Dallas stores pursuant to license agreements with the Predecessor Company. At the time Piccola was 50% owned, directly or indirectly, by certain members of the Pressman Family and 50% owned by a third party. Pursuant to license agreements, Piccola operated restaurants in or near the Dallas, Houston and Costa Mesa stores of the Predecessor Company. The daily operations of the restaurants were managed by the third party. Pursuant to the license agreements, TF Salon and Piccola were entitled to receive the sales proceeds less license costs and certain other fees ("the net proceeds"). During 1997, the Predecessor Company advanced approximately $211,000 less than the net proceeds. In addition, pursuant to these agreements, the Predecessor Company earned license fee income of approximately $121,000 in 1997. The Predecessor Company had fully reserved the receivables due from TF Salon and Piccola; accordingly, no revenue was recognized in the Statement of Operations pursuant to these agreements. During 1997, all beauty salon and restaurant operating licenses were terminated.

         As discussed above, to a large extent prior to the Filing Date, the Predecessor Company (controlled by the Pressman Family) engaged in numerous transactions with affiliated companies owned or controlled by the Pressman Family. These transactions gave rise to numerous affiliate receivable balances. Certain of the past transactions with the affiliates involved funding debt service costs and operating expenses, advances to members of the Pressman Family and contractual payments. The Predecessor Company's ability to collect such receivables was unclear; accordingly, in a prior year the Predecessor Company provided a full reserve against the outstanding affiliate receivables at that time. As many of these affiliates also filed for protection pursuant to the Bankruptcy Code at the Filing Date, any receivables generated between the Predecessor Company and these affiliates after that date were also reserved against, as discussed above. At August 1, 1998 and August 2, 1997, the Predecessor Company was due approximately $28,730,000 and $28,575,000 respectively, from affiliates. The Predecessor Company had a full reserve against these balances at the respective year-ends. In addition at August 1, 1998 and August 2, 1997, approximately $2,760,000 and $2,733,000, respectively, was due to various other affiliates of the Predecessor Company and was principally included in Liabilities subject to compromise.

(C)      ISETAN RELATIONSHIP - PRIOR TO THE EFFECTIVE DATE -

         In 1989, the Predecessor Company entered into agreements with Isetan to, among other things, (i) exploit the "Barneys New York" trademark in the United States and Asia, (ii) expand its United States business through the acquisition of real estate properties and development of major stores in New York, Beverly Hills and Chicago, (iii) establish Barneys America, Inc. to develop a series of smaller, leased stores in other cities across the United States, (iv) jointly design, develop and produce product, (v) develop the Barneys New York brand and/or other designer wholesale businesses, and (vi) open Barneys New York stores in Japan and throughout the Pacific Rim area. Isetan agreed to contribute up to 95% of the development costs of the three major stores in the United States and to operate the stores in Asia, subject to the terms of various agreements. The Company agreed to contribute (i) its knowledge and skills in the United States specialty retailing business and the application of these skills and knowledge to the acquisition of real estate properties and development of stores both within and outside of the United States, (ii) certain use in Asia of the "Barneys New York" trade name and associated goodwill value, and (iii) the remaining 5% of the development costs of the three major stores. As part of the ongoing relationship between Isetan and the Company, Isetan and/or their respective affiliates (i) established Barneys America, (ii) established a Barneys New York retail business in Asia and in connection therewith entered into license and technical assistance agreements providing for payment of royalties and other fees and a loan agreement secured by the minimum royalties and technical assistance payments, (iii) acquired and developed retail properties in New York, Beverly Hills and Chicago, (iv) established Barneys New York Credit Co., L.P. to operate the Barneys New York private label credit card, and (v) trained Isetan employees in the operation of the specialty retail business.

         In 1989, BNY Licensing entered into an operating license agreement with Isetan (the "License Agreement") to license the "Barneys New York" name in Japan and certain other Asian countries in connection with the operation of retail stores and the manufacturing and distributing of licensed products. The License Agreement provided for royalties based upon a percentage of net sales. The Predecessor Company was also entitled to receive future minimum royalties over the remaining term of the License Agreement ranging from 265,650,000 to 663,933,000 Japanese yen a year. In June 1990, Isetan assigned its interest in the License Agreement and in the Services Agreement to Barneys Japan, a majority owned subsidiary of Isetan. After the Filing Date, as a result of the Chapter 11 filings and the litigation surrounding these agreements as discussed in Note 2 to the Consolidated Financial Statements, the Predecessor Company ceased recognizing royalty income pursuant to these agreements. The License Agreement was terminated as part of the Plan.

         Simultaneously with entering into the License Agreement, Barneys entered into a technical assistance agreement with Isetan (the "Services Agreement") in connection with the operation of retail stores and the manufacturing and distributing of licensed products in Japan and other Asian countries. The Services Agreement was coterminous with the License Agreement. The Services Agreement provided for the payment of an annual fee based upon the excess of a percentage of gross profit, if any, as defined in the Services Agreement, plus other fees. The Services Agreement was terminated as part of the Plan.

         In December 1989, BNY Licensing borrowed four billion Japanese yen from an affiliate of Isetan and executed a promissory note to evidence that obligation (the "BNY Licensing Note"). BNY Licensing assigned as collateral its rights to receive future royalties and Barneys assigned as collateral its rights to Services Agreement fees, due from Isetan, to be used to pay interest and principal due under the loan. The loan called for quarterly payments of principal and interest at 7.48% a year (subject to adjustment in 1999) through March 31, 2011. If calculated interest was greater than royalties and fees, the shortfall would be added to principal and all unpaid principal will be deferred until March 31, 2011. Gains and losses resulting from the translation of this obligation to its United States dollar equivalent were recognized in current operations prior to the Filing Date when the obligation became subject to compromise. As a result of the Chapter 11 filings, the Predecessor Company ceased accruing interest on this debt as of the Filing Date. Pursuant to the Plan and in satisfaction of the BNY Licensing Note, BNY Licensing assigned to Isetan 90% of the minimum royalty payable during the initial term of the amended and restated license agreement that replaced the License Agreement.

         In a prior year, the Predecessor Company sold to Preen, for $162,446,000 in cash, undivided interests in the future payments to become due under the Services Agreement as well as royalty payments in excess of the future minimum royalties due pursuant to the License Agreement, each of which is discussed above. Preen had obtained the cash as a result of various loans made by Isetan to Preen. The Predecessor Company would have recognized the Deferred Credits as earned over the remaining terms of the respective agreements or in accordance with the outcome of certain litigation commenced between Barneys and Isetan. Pursuant to the Plan, both the License Agreement and the Services Agreement were terminated. Accordingly, the outstanding balance of the Deferred Credits was reversed into income as a component of the extraordinary gain on discharge of debt (See Note 2).

         During the Company's bankruptcy proceedings involving the Company, the Company and certain of its affiliates and Isetan and certain of its affiliates were engaged in litigation involving the various aspects of the relationship outlined above. That litigation was resolved pursuant to the Plan.

12.      STOCKHOLDERS' EQUITY:

         Holdings' Certificate of Incorporation (the "Charter") provides that the total number of all classes of stock which Holdings will have authority to issue is 35,000,000 shares, of which 25,000,000 will be Holdings Common Stock, and 10,000,000 shares will be preferred stock both having a par value of $0.01 per share. Of such shares, there were outstanding at January 29, 2000, 13,076,266 shares of Holdings Common Stock and 20,000 shares of Preferred Stock. Holdings is prohibited by its Charter from issuing any class or series of non-voting securities.

(A)      HOLDINGS COMMON STOCK -

         Each share of Holdings Common Stock entitles its holder to one vote. The holders of record of Holdings Common Stock will be entitled to participate equally in any dividend declared by the Board of Directors of Holdings. Each share of Holdings Common Stock is entitled to share ratably in the net worth of Holdings upon dissolution. So long as any shares of Preferred Stock are outstanding, no dividends on Holdings Common Stock may be paid until all accrued and unpaid dividends on the Preferred Stock have been paid.

(B)      UNSECURED CREDITORS WARRANTS -

         The Unsecured Creditors Warrants are exercisable for up to an aggregate of 1,013,514 shares of Holdings Common Stock at an exercise price of $8.68 per share. The Unsecured Creditors Warrants became exercisable on the Effective Date and expire on May 30, 2000.

         The number of shares for which the Unsecured Creditors Warrants are exercisable, and the exercise price of the Unsecured Creditors Warrants, are subject to antidilution adjustment if the number of shares of Holdings Common Stock is increased by a dividend or other share distribution, or by a stock split or other reclassification of shares of Holdings Common Stock. In addition, the exercise price of the Unsecured Creditors Warrants is subject to decrease if Holdings distributes, to all holders of Holdings Common Stock, evidences of its indebtedness, any of its assets (other than cash dividends), or rights to subscribe for shares of Holdings Common Stock expiring more than 45 days after the issuance thereof.

         In the event that Holdings merges or consolidates with another person, the holders of the Unsecured Creditors Warrants will be entitled to receive, in lieu of shares of Holdings Common Stock or other securities issuable upon exercise of the Unsecured Creditors Warrants, the greatest amount of securities, cash or other property to which such holder would have been entitled as a holder of Holdings Common Stock or such other securities.

(C)      PREFERRED STOCK -

         The 20,000 shares of Series A Preferred Stock have an aggregate liquidation preference of $2,000,000 (the "Liquidation Preference"), plus any accrued and unpaid dividends thereon (whether or not declared). Dividends on the Preferred Stock are cumulative (compounding annually) from the Effective Date and are payable when and as declared by the Board of Directors of Holdings, at the rate of 1% per annum on the Liquidation Preference. No dividends shall be payable on any shares of Holdings Common Stock until all accrued and unpaid dividends on the Preferred Stock have been paid.

         In accordance with SAB No. 64, Redeemable Preferred Stock, the Company recorded the two separate issuances of redeemable preferred stock at their respective fair values. The 5,000 shares originally issued to Bay Harbour were valued at $500,000. The remaining 15,000 shares were issued to the Barneys Employees Stock Plan Trust (the "Trust"). The shares contributed to the Trust will be issued to existing employees of Barneys as incentive compensation in connection with future services to be rendered to the Company. Since the 15,000 shares issued to the Trust have not yet been issued to existing employees, they are not considered as issued or outstanding. When such shares are issued to the employees, the Company will record compensation expense based on the fair value of the shares at such time. Any difference between the fair value at that time and the ultimate redemption value will be accreted as a dividend over the period up through the date on which they must be redeemed.

         The shares of Preferred Stock will not be redeemable prior to the sixth anniversary of the Effective Date. On or after the sixth anniversary of the Effective Date, the Preferred Stock will be redeemable at the option of Holdings for cash, in whole or in part, at an aggregate redemption price equal to the Liquidation Preference, plus any accrued and unpaid dividends thereon. In addition, Holdings will be required to redeem the Preferred Stock in whole on the tenth anniversary of the Effective Date at an aggregate redemption price equal to the Liquidation Preference, plus any accrued and unpaid dividends thereon.

         The shares of Preferred Stock will be convertible, in whole or in part, at the option of the holders thereof, any time on or after the earlier of the fifth anniversary of the Effective Date and the consummation of a rights offering by Holdings (which offering meets certain conditions), into 162,500 shares of Holdings Common Stock. Any accrued and unpaid dividends on the Preferred Stock will be cancelled upon conversion. Conversion rights will be adjusted to provide antidilution protection for stock splits, stock combinations, mergers or other capital reorganization of Holdings. In addition, upon a sale of Holdings, Holdings' right to redeem the Preferred Stock and the holders' right to convert the Preferred Stock will be accelerated. The Preferred Stock has one vote per share and votes together with the Holdings Common Stock on all matters other than the election of directors.

(D)      PREDECESSOR COMPANY -

         (i) Series A-1 Convertible Preferred Stock

         In a prior year, Barneys America authorized and issued 120,000 Series A-1 Convertible Preferred Stock (Series A-1) to Isetan of America Inc. for an aggregate purchase price of $12,000,000. Such amount was recorded by the Company as Minority interest at August 1, 1998. Pursuant to the Plan, Isetan contributed this investment to Barneys. In accordance with the Plan, a component of the various settlements reached with Isetan included the contribution of this investment to Barneys.

         (ii) Other preferred stock

         The Predecessor Company was authorized to issue 400,000 shares of preferred stock with a par value of $100 per share. Each share of preferred stock was entitled to one vote and dividends were non-cumulative. Each share also had a liquidation preference of $100 plus declared dividends. There were 327,695 shares outstanding prior to the Effective Date and no dividends were in arrears. This preferred stock was owned directly or indirectly by members of the Pressman Family. Pursuant to one of the settlements contained in the Plan, there was a cash payment of $50,000 to certain members of the Pressman Family on account of the existing preferred (and common) stock held by such members of the Pressman Family.

13.      EMPLOYEE BENEFIT PLANS:

(A)      EMPLOYEES STOCK PLAN -

Pursuant to the Plan, Holdings established the Barneys Employees Stock Plan effective January 28, 1999 for all eligible employees. The assets of this plan consist of 15,000 shares of new Holdings Preferred Stock which were contributed to the Barneys Employees Stock Plan Trust pursuant to the Plan. This Preferred Stock will be issued to existing employees of Barneys as incentive compensation in connection with future services to be rendered to the Company. Since the 15,000 shares issued to the Trust have not yet been issued to existing employees, they are not considered as issued or outstanding. When such shares are issued to the employees, the Company will record compensation expense based on the fair value of the shares at such time. Any difference between the fair value at that time and the ultimate redemption value will be accreted as a dividend over the period up through the date on which they must be redeemed.

This Plan is a profit sharing plan covering all eligible employees other than those covered by a collective bargaining agreement. Contributions under this plan are at the discretion of the Company.

(B)      STOCK OPTIONS -

         On March 11, 1999, the Company adopted a stock option plan that provides for the granting of non-qualified stock options to non-employee members of the Company's Board of Director's. Each Eligible Director (as defined in the option plan) is granted an option to purchase 5,000 shares of Holdings Common Stock upon their initial appointment to the Board of Directors, exercisable at the fair market value of Holdings Common Stock at the date of grant. These options expire ten years from the date of grant and vest 50% on the date of grant with the remainder on the first anniversary therefrom. At the discretion of the Board of Directors, additional options may be granted to Eligible Directors on the date of the annual stockholders' meeting that takes place after the initial grant. On March 11, 1999, each of the non-employee directors was granted an option to purchase 5,000 shares of Holdings Common Stock at an exercise price of $8.68 per share. As options to purchase an aggregate of 45,000 shares of Holding Common Stock were granted on March 11, 1999, subsequent to these grants, there were 255,000 shares available for future grant under this option plan.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the stock options equals the assumed market price of the underlying stock on the date of grant.

         The weighted average fair value of these options, estimated at the date of grant using the Black-Scholes option-pricing model, was $3.84. The fair value was estimated at the date of grant using the following weighted-average assumptions: risk-free interest rate of 5.84%; dividend yield of 0%; stock price at date of grant of $8.68 and a weighted-average expected life of the option of 10 years. As the Company's stock is not actively traded, expected volatility was considered not applicable for purposes of this calculation.

         In addition to the above and pursuant to his agreement with the Company, Mr. Questrom was granted options to purchase up to 15% of the outstanding shares of the Company's common stock, which will vest over the term of his employment. Mr. Questrom's first stock option grant occurred on May 5, 1999 for 744,853 shares, vesting over four years commencing on the date of grant. At the time of the exercise of the Plan Investors options in November 1999, Mr. Questrom was granted options for an additional 15% of Shares of the Company's common stock or 86,418 shares. The weighted average fair value of these options, estimated at the date of grant using the Black Scholes option-pricing model was $3.37. The fair value was estimated at the date of grant using the following weighted average assumptions: risk-free interest rate of 6.14%; dividend yield of 0%; stock price at date of grant $8.68 and weighted average expected life of the option of 8 years. As the Company's stock is not actively traded, expected volatility was considered not applicable for purposes of this calculation.

         Pro-forma net income and earnings per share disclosures, as required by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", are computed as if the Company recorded compensation expense based on the fair value for stock-based awards or grants. The following pro-forma information includes the effects of both the options issued to the non-employee members of the Board of Directors and to Mr. Questrom, pursuant to his agreement.

                                                   FISCAL

                                                    1999
                                           -----------------------
         NET LOSS
         As reported                             $   (5,346)
         Pro-forma                                   (6,108)
         BASIC EPS
         As reported                             $    (0.42)
         Pro-forma                                    (0.48)


(C)      UNION PLAN -

         Pursuant to agreements with unions, the Company is required to make periodic pension contributions to union-sponsored multiemployer plans which provide for defined benefits for all union members employed by the Company. Union pension expense aggregated $722,000 in fiscal 1999, $1,329,000 in the six months ended January 30, 1999, and $1,014,000 and $1,137,000 in fiscal 1998 and 1997, respectively.

         With Court approval, the Predecessor Company elected to withdraw from one of the union-sponsored multi-employer plans. Accordingly, Union pension expense in the six months ended January 30, 1999 includes a charge of approximately $862,000 to effectuate the withdrawal.

         The value of the remaining plans unfunded vested liabilities allocable to the Company, and for which it may be liable upon withdrawal is estimated to be $1,365,000 at January 30, 1999. The Company, at present, has no intentions of withdrawing from this plan.

(D)      MONEY PURCHASE PLAN -

         The Company's Money Purchase Plan is a noncontributory defined contribution plan covering substantially all nonunion employees fulfilling minimum age and service requirements and provides for contributions of 5% of compensation (as defined) not to exceed the maximum allowable as a deduction for income tax purposes. Money Purchase Plan expense was $1,320,000 in fiscal 1999, $295,000 in the six months ended January 30, 1999, and $1,023,000 and $1,216,000 in fiscal 1998 and 1997, respectively.

(E)      401(K) PLAN -

         The Company has a 401(k) defined contribution plan for the benefit of its eligible employees who elect to participate. Employer contributions are made to the plan in amounts equal to 50% of employee contributions, less than or equal to 6% of their salary, as defined. Plan expense aggregated $582,000,

$292,000, $596,000 and $630,000 in fiscal 1999, in the six months ended January 30, 1999, and fiscal 1998 and 1997, respectively.

14.      OTHER

         Allen Questrom, a member of the Board of Directors, became the Chairman, President and Chief Executive Officer of the Company as of May 5, 1999 and is also a member of the board of Polo Ralph Lauren Corporation. During fiscal 1999 and the six months ended January 30, 1999, and fiscal years 1998 and 1997 , the Company or Predecessor Company purchased at retail approximately $2,682,000, $1,012,000, $1,814,000 and $212,000, respectively, of products from
Polo Ralph Lauren Corporation.

         Bay Harbour and Whippoorwill are parties to a Stockholders Agreement, dated as of November 13, 1998 (the "Stockholders Agreement"), which sets forth their agreement with respect to certain matters relating to the shares of Holdings Common Stock held by them. Pursuant to the Stockholders Agreement, each of Bay Harbour and Whippoorwill have agreed to (i) restrict the transferability of such shares prior to January 28, 2000, (ii) grant rights of first offer as well as tag along rights in the event of a transfer of shares, (iii) grant the right to participate in an acquisition of additional shares of Holdings Common Stock by one of them, and (iv) give the other a right of first refusal to purchase shares of Holdings Common Stock which one of them has requested Holdings to register pursuant to the Registration Rights Agreement entered into on the Effective Date. In addition, Bay Harbour and Whippoorwill have agreed to take all actions necessary to elect the three designees of each, one designee of Isetan, the chief executive officer of Holdings, and three independent directors, to the Board of Directors of Holdings. The Stockholders Agreement also generally prohibits each of Bay Harbour and Whippoorwill from voting the shares of Holdings Common Stock held by it in favor of amending Holdings' Certificate of Incorporation or Bylaws or a sale of the Company without the consent of the other.

         On the Effective Date, pursuant to the Plan, Messrs. Greenhaus and Strumwasser and Ms. Werner, who are principals and officers of Whippoorwill (which is a stockholder of Holdings), and Messrs. Teitelbaum and Van Dyke, who are principals of Bay Harbour (which is a stockholder of Holdings), became members of the board of directors of Holdings.

        Approximately 38% of the Company's employees are covered under collective bargaining agreements.

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

15.      QUARTERLY FINANCIAL DATA (UNAUDITED)



(in thousands, except per share
   amounts)                                 1999 - Quarter Ending
                                ---------------------------------------------
                                5/1/99      7/31/99      10/30/99     1/29/00
                                ------      -------      --------     -------
Net Sales                      $85,841      $77,923      $100,988     $102,050
Gross Profit                    40,066       36,175        47,382       49,892
Net Income (loss)               (3,791)      (6,983)        2,151        3,277
EBITDA                           3,664          605         9,935       11,221
Basic and diluted EPS            (0.30)       (0.56)         0.17         0.25

                                         Six Months Ended
                                         January 30, 1999
                                       --------------------
                                       10/31/98     1/30/99
                                       --------     -------
Net Sales                            $  91,640    $  90,975
Gross Profit                            48,122       38,451
Income before reorganization             2,766        2,739
  costs
Income (loss) before                        94       (8,717)
  extraordinary item
Net Income                                  94      277,482
EBITDA                                   7,380        7,592

                                             1998 - Quarter Ending
                               -----------------------------------------------
                               11/1/97      1/31/98       5/2/98        8/1/98
                               -------      -------       ------        ------
Net Sales                    $ 95,890     $ 87,870     $ 90,277      $ 71,898
Gross Profit                   46,289       43,641       41,011        33,271
Income (loss) before            2,402        2,157       (1,903)       (6,639)
  reorganization costs
Net loss                       (2,438)      (1,685)      (4,792)      (11,038)
EBITDA                          7,813        7,201        3,463          (781)

                Schedule II -- Valuation and Qualifying Accounts

                     Barneys New York, Inc. and Subsidiaries

                                January 29, 2000

(In thousands)

       COLUMN A                                  COLUMN B                   COLUMN C                COLUMN D         COLUMN E
-------------------------                       ----------            --------------------        ------------      ---------

                                                                          ADDITIONS
                                                                -------------------------------

                                                 BALANCE AT       CHARGED TO      CHARGED TO                         BALANCE AT
                                                BEGINNING OF      COSTS AND         OTHER                              END OF
               DESCRIPTION                         PERIOD        EXPENSES (A)      ACCOUNTS       DEDUCTIONS (B)       PERIOD
----------------------------------------------     ------        ------------      --------       --------------       ------
PREDECESSOR COMPANY
YEAR ENDED AUGUST 2, 1997
----------------------------------------------
Deducted from asset accounts:
  Allowance for returns and doubtful              $      3,947     $     3,213   $         -      $        2,144     $     5,016
   accounts                                       ============     ===========   =============    ==============     ===========
YEAR ENDED AUGUST 1, 1998
----------------------------------------------
Deducted from asset accounts:
  Allowance for returns and doubtful
   accounts                                      $       5,016     $     2,086   $         -      $        2,716     $     4,386
SIX MONTHS ENDED JANUARY 30, 1999                =============     ===========   =============    ==============     ===========
----------------------------------------------
Deducted from asset accounts:
  Allowance for returns and doubtful
   accounts                                      $       4,386     $     1,292   $         -      $        1,322     $     4,356
                                                 =============     ===========   =============    ==============     ===========
SUCCESSOR COMPANY
YEAR ENDED JANUARY 29, 2000
----------------------------------------------
Deducted from asset accounts:
  Allowance for returns and doubtful
   accounts                                      $       4,356     $     2,270   $         -      $        3,027     $     3,599
                                                 =============     ===========   =============    ==============     ===========

----------------------
(a) Primarily provisions for doubtful accounts
(b) Primarily uncollectible accounts charged against the allowance provided therefor. The year ended January 29, 2000 also includes a $750 fair market value adjustment in connection with the finalization of the purchase accounting reserves.

                                  EXHIBIT INDEX
                                  -------------


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

4.1 Warrant Agreement between Holdings and American Stock Transfer & Trust Company as Warrant Agent (the "Warrant Agreement") dated as of January 28, 1999 (1)

4.2        Specimen of Holdings' Common Stock Certificate (1)

4.3        First Amendment to the Warrant Agreement dated May 2, 2000 (6)

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

10.4       Third Amendment to the Credit Agreement dated as of November 30, 1999
           (3)

10.5       Fourth Amendment to the Credit Agreement dated as of March 17, 2000
           (5)

10.6 Guarantee by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.7 Security Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.8 Pledge Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.9 Pledge Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

EXHIBIT             NAME OF EXHIBIT
-------             ---------------
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

10.22      Guarantee by Holdings of the Isetan Note dated January 28, 1999 (1)

10.23 Subordinated Note issued by Barneys and payable to Bi-Equipment Lessors LLC, dated January 28, 1999 (the "Bi-Equipment Lessors Note")
           (1)

10.24 Guarantee by Holdings of the Bi-Equipment Lessors Note dated as of January 28, 1999 (1)

10.25 Security Agreement by Barneys in favor of Bi-Equipment Lessors LLC dated as of January 28, 1999 (1)

10.26 License Agreement among Barneys, BNY Licensing Corp. and Barneys Japan Co. Ltd. dated as of January 28, 1999 (1)

10.27 Stock Option Plan for Non-Employee Directors effective as of March 11, 1999. (1)

EXHIBIT             NAME OF EXHIBIT
-------             ---------------

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

21         Subsidiaries of the registrant (7)

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

(2) Incorporated by reference to Barneys' Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.

(3) Incorporated by reference to Amendment No. 2 to the Form 10 filed with the Commission on February 15, 2000.

(4) Incorporated by reference to Amendment No. 1 to the Form 10 filed with the Commission on October 13, 1999.

(5) Incorporated by reference to Amendment No. 3 to the Form 10 filed with the Commission on April 21, 2000.

(6) Incorporated by reference to Amendment No. 4 to the Form 10 filed with the Commission on May 11, 2000.

(7)   Filed herewith.