Form 10-Q
period 2000-04-29
BARNEYS NEW YORK INC
filed 2000-06-13
CIK 1087414

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

{ X } Quarterly report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the quarterly period ended April 29, 2000 or

{   } Transition report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the transition period from   ______________ to ________________

Commission File Number - None

                             BARNEYS NEW YORK, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                       13-4040818
               --------                                      ------------
   (State or other jurisdiction of                         (I.R.S. employer
    incorporation or organization)                      identification number)

  575 Fifth Avenue, New York, New York                          10017
  ------------------------------------                          -----
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

                                Yes { X } No {   }

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

         As of June 9, 2000 there were 13,850,306 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                          QUARTER ENDED April 29, 2000

                                Table of Contents

                                                                                                           Page No.
PART I.       FINANCIAL INFORMATION

ITEM 1.      Financial Statements (Unaudited)

         Condensed consolidated statements of operations - Three months
              ended April 29, 2000 and May 1, 1999                                                           3

         Condensed consolidated balance sheets - April 29, 2000 and
              January 29, 2000                                                                               4

         Condensed consolidated statements of cash flows - Three months
              ended April 29, 2000 and May 1, 1999                                                           5

         Notes to condensed consolidated financial statements - April 29, 2000                               6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                            7

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk                                    10

PART II.      OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K                                                             11





SIGNATURES                                                                                                  12





INDEX OF EXHIBITS                                                                                           13


ITEM 1.  FINANCIAL STATEMENTS

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)



                                                                        3 MONTHS        3 MONTHS
                                                                          ENDED          ENDED
                                                                         4/29/00         5/1/99
                                                                      --------------  -------------
Net sales                                                                $   96,611       $ 85,841
Cost of sales                                                                52,042         45,775
                                                                      --------------  -------------

          Gross profit                                                       44,569         40,066

Expenses:

  Selling, general and administrative expenses (including occupancy costs)   39,240         37,414
  Depreciation and amortization                                               4,358          4,316
  Other income - net                                                         (1,144)        (1,012)
                                                                      --------------  -------------
          Income (loss) before interest and financing costs
              and income taxes                                                2,115           (652)

Interest and financing costs, net of interest income                          3,030          3,120
                                                                      --------------  -------------

          Loss before income taxes                                             (915)        (3,772)

Income taxes                                                                     19             19
                                                                      --------------  -------------

          Net loss                                                       $     (934)      $ (3,791)
                                                                      ==============  =============

Basic and diluted net loss per share of common stock                     $    (0.07)      $  (0.30)
                                                                      ==============  =============

Weighted average number of shares of common
     stock outstanding                                                       13,076         12,500
                                                                      ==============  =============



The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                                APRIL 29,          JANUARY 29,
                                                                                                  2000                2000
                                                                                             ----------------  --------------------
         ASSETS
         Current assets:
             Cash and cash equivalents                                                              $  9,832             $  10,333
             Restricted cash                                                                           2,471                 2,443
             Receivables, less allowances of $3,789 and $3,599                                        27,388                28,134
             Inventories                                                                              56,054                58,689
             Other current assets                                                                      6,144                 6,454
                                                                                             ----------------  --------------------
                   Total current assets                                                              101,889               106,053
         Fixed assets at cost, less accumulated depreciation
              and amortization of $10,612 and $8,406                                                  48,175                48,974
         Excess reorganization value, less accumulated amortization of $10,987 and $8,840            164,823               166,970
         Other assets                                                                                  2,282                 2,485
                                                                                             ----------------  --------------------
                   Total assets                                                                     $317,169             $ 324,482
                                                                                             ================  ====================

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
             Accounts payable                                                                       $ 16,550             $  15,760
             Accrued expenses                                                                         34,813                41,746
                                                                                             ----------------  --------------------
                   Total current liabilities                                                          51,363                57,506

         Long-term debt                                                                              104,912               105,915
         Other long-term liabilities                                                                   7,332                 6,565

         Redeemable Preferred Stock                                                                      500                   500

         Shareholders' equity:
             Common stock--$.01 par value; authorized
                  25,000,000 shares--issued 13,076,266 and 13,076,266 shares                             131                   131
             Additional paid-in capital                                                              159,211               159,211
             Accumulated deficit                                                                      (6,280)               (5,346)
                                                                                             ----------------  --------------------
                   Total shareholders' equity                                                        153,062               153,996
                                                                                             ----------------  --------------------
         Total liabilities and shareholders' equity                                                 $317,169             $ 324,482
                                                                                             ================  ====================


The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                                  3 MONTHS       3 MONTHS
                                                                   ENDED           ENDED
                                                                  4/29/00         5/1/99
                                                               --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (934)      $ (3,791)
Adjustments to reconcile net loss to net cash provided (used)
     by operating activities:
Depreciation and amortization                                           4,622          4,559
Deferred rent                                                             767            805
Decrease (increase) in:
     Receivables                                                          746          2,744
     Inventories                                                        2,635          1,623
     Other current assets                                                 310          1,242
     Long-term assets                                                      20             (9)
  Increase (decrease) in:
     Accounts payable and accrued expenses                             (6,143)       (17,053)
                                                               --------------- --------------
          Net cash provided (used) by operating activities              2,023         (9,880)
                                                               --------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions                                                  (1,413)          (232)
Reduction of restricted cash                                              (28)           457

                                                               --------------- --------------
          Net cash (used) provided by investing activities             (1,441)           225
                                                               --------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                    105,700         96,879
Repayments of debt                                                   (106,783)       (88,020)
                                                               --------------- --------------
          Net cash (used) provided by financing activities             (1,083)         8,859
                                                               --------------- --------------

Net decrease in cash and equivalents                                     (501)          (796)
Cash and equivalents - beginning of period                             10,333          6,824
                                                               --------------- --------------
Cash and equivalents - end of period                                  $ 9,832        $ 6,028
                                                               =============== ==============

The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at January 29, 2000 has been derived from the audited financial statements at that date. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of April 29, 2000, and the results of its operations and its cash flows for the three-month periods ended April 29, 2000 and May 1, 1999. The results of operations for the three-month period may not be indicative of the results for the entire year.

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

         These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.


(2)      Long-term Debt

         Long-Term Debt consisted of the following at April 29, 2000:

                                              (000's)
                                            ----------
         Revolving Credit Facility          $  48,094
         Isetan note                           21,029
         Equipment Lessors notes               35,789
                                            ----------
         Total                              $ 104,912
                                            ==========

         In addition, under the Company's Revolving Credit Facility, $8,913,000 was committed under unexpired letters of credit. As of April 29, 2000, the Company was in compliance with each of the covenants contained in the Revolving Credit Facility.

(3)      Income Taxes

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. A federal income tax benefit was not recorded in either the first quarter of 2000 or 1999, as the future use of net operating losses generated in those periods was uncertain. In the respective periods, however, the Company has provided income taxes principally for state, local and franchise taxes.

(4)      Earnings (loss) Per Share ("EPS")

         Basic EPS is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted EPS reflects the incremental increase in common shares outstanding assuming the exercise of stock options and warrants that would have had a dilutive effect on EPS. Net income (loss) attributed to common stockholders is not materially affected by the 1% dividend on the 5000 issued and outstanding shares of preferred stock.

         Options and warrants to acquire an aggregate of 1,810,547 and 1,922,338 shares of common stock were not included in the computation of diluted earnings per common share for the three months ended April 29, 2000 and May 1, 1999, respectively, as including them would have been anti-dilutive.

         As of April 29, 2000, the Company's common stock was not actively traded.

(5)      Subsequent Event

         Holders of 826,961 warrants exercised their rights to acquire an equivalent amount of Holdings common stock prior to the warrants expiration on May 30, 2000. The total aggregate proceeds received by the Company were approximately $7,178,000.



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

Three Months Ended April 29, 2000 Compared to the Three Months Ended May 1, 1999

         Net Sales for the three months ended April 29, 2000 were $96.6 million compared to $85.8 million a year ago, an increase of 12.5%. Comparable store sales increased approximately 14.5%, principally due to double digit comparable store sales growth in both the full price and outlet stores. Sales have benefited from a strong economy and strength in certain merchandising classifications including men's tailored clothing, sportswear and furnishings and women's ready to wear, accessories and shoes. Additionally, the Company continues to initiate markdowns in a more timely fashion to maximize inventory turn.

         Gross profit on sales increased 11.2% to $44.6 million for the three months ended April 29, 2000 from $40.1 million in the three months ended May 1, 1999, primarily due to the sales increase discussed above. As a percentage of net sales, gross profit declined to 46.1% for the three months ended April 29, 2000 compared to 46.7% in the year ago period.

         Selling, general and administrative expenses, including occupancy expenses, increased 4.9% in the three-month period ended April 29, 2000 to $39.2 million from $37.4 million in the three month period ended May 1, 1999. This increase is principally driven by higher sales volume generating higher costs, particularly commission expense and credit card fees. In addition, advertising costs increased approximately $0.7 million from the year ago period as part of the Company's continuing efforts to strengthen its brand equity. Selling, general and administrative expenses declined to 40.6% of sales in the three months ended April 29, 2000 from 43.6% in the three months ended May 1, 1999 principally due to leveraging of expenses.

         Depreciation and amortization increased slightly in the three-month period ended April 29, 2000 to $4.4 million from $4.3 million in the prior year.

         Interest expense decreased in the three months ended April 29, 2000 to $3.0 million from $3.1 million a year ago. Interest associated with borrowings under the Company's credit facility declined principally as a result of lower average borrowings. Average borrowings under the credit facility for the three months ended April 29, 2000 and May 1, 1999 were $47.6 million and $63.8 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 11.5% in the three months ended April 29, 2000 compared to 10.6% in the comparable period of the prior year.

         The Company's net loss for the first quarter of 2000 was $0.9 million compared to a net loss of $3.8 million for the first quarter of 1999. Basic and diluted net loss per common share for the first quarter of 2000 and 1999 was ($0.07) and ($0.30), respectively, per common share.

LIQUIDITY AND CAPITAL

Liquidity and Capital Resources


         The Company's cash provided by operations for the three months ended April 29, 2000 was $2.0 million compared to cash used by operations of $9.9 million in the three months ended May 1, 1999. This increase is being driven principally by improvement in the Company's earnings before non-cash charges and tighter inventory management resulting in a $7.9 million reduction in inventory from the prior year. In addition, the three months ended May 1, 1999 included payments made for administrative claims and certain assumed pre-petition liabilities aggregating approximately $9.6 million. Exclusive of such payments in the prior year, cash used by operating activities approximated $0.3 million. The Company's working capital was $50.5 million at April 29, 2000 compared to $48.5 million at January 29, 2000. The Company's dependence on borrowings under the Revolving Credit Facility as its primary source of liquidity has been lessened due to the improved operating results and enhanced credit support from the vendor community.

         The Company incurred capital expenditures of $1.4 million during the three-month period ended April 29, 2000 principally due to the opening of a new full-price store and improvements in its existing stores. Pursuant to the covenants contained in the Revolving Credit Facility, the Company's total capital expenditures for fiscal year 2000 may not exceed a base level of $7,500,000, subject to adjustment for unused expenditures from the prior year as well as additional capital contributions. The Company will fund its capital expenditures through a combination of borrowings under the Revolving Credit Facility and proceeds received in connection with the exercise of the Plan Investors options and the exercise of certain of the outstanding warrants.

         At April 29, 2000, the Company had approximately $36.8 million of availability under the Revolving Credit Facility, after considering $48.1 million of revolving loans and $8.9 million of letters of credit outstanding.

         The Company believes it can achieve its financial forecast in fiscal 2000, however, no assurances can be given. Any material deviations from the Company's forecasts could require the Company to seek alternative sources of financing or to reduce expenditures. There can also be no assurance that alternative financing could be obtained, or if obtained, that it would be on terms acceptable to the Company.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the reported market risks since the end of the most recent fiscal year.

PART 2. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit
           No.            Description


          27.1            Financial Data Schedule



(b) The Company did not file any reports on Form 8-K during the quarter ended April 29, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 12, 2000

                                         BARNEYS NEW YORK, INC.



                                         By: /s/ Steven M. Feldman
                                             ----------------------------------
                                             Name:  Steven M. Feldman
                                             Title: Executive Vice President,
                                                    Chief Financial Officer

                                  EXHIBIT INDEX



         Exhibit
           No.        Description


          27.1        Financial Data Schedule