Form 10-Q
period 2000-07-29
BARNEYS NEW YORK INC
filed 2000-09-12
CIK 1087414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

{X} Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2000 or

{ } Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from   ______________ to ________________

Commission File Number - 0-26229

                             BARNEYS NEW YORK, INC.
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

           As of September 7, 2000 there were 13,903,227 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================



21645.0001

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                           QUARTER ENDED JULY 29, 2000

                                Table of Contents

                                                                                        Page No.
                                                                                        --------
PART I.         FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

           Condensed consolidated statements of operations - Three and six months
                ended July 29, 2000 and July 31, 1999                                       3

           Condensed consolidated balance sheets - July 29, 2000 and
                January 29, 2000                                                            4

           Condensed consolidated statements of cash flows - Six months
                ended July 29, 2000 and July 31, 1999                                       5

           Notes to condensed consolidated financial statements - July 29, 2000             6


ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                         7


ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk                 11


PART II.        OTHER INFORMATION

ITEM 2.          Changes in Securities and Use of Proceeds                                 12


ITEM 4.          Submission of Matters to a Vote of Security Holders                       12


ITEM 6.          Exhibits and Reports on Form 8-K                                          13



SIGNATURES                                                                                 14



INDEX OF EXHIBITS                                                                          15


ITEM 1.    FINANCIAL STATEMENTS


                  Barneys New York, Inc. and Subsidiaries

              Condensed Consolidated Statements of Operations
                 (In thousands, except per share amounts)

                                (UNAUDITED)

                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                         JULY 29, 2000      JULY 31, 1999     JULY 29, 2000     JULY 31, 1999
                                                       -----------------  -----------------  ---------------  -----------------
Net sales                                                      $ 84,252           $ 77,923        $ 180,863          $ 163,764
Cost of sales                                                    43,396             41,748           95,438             87,523
                                                       -----------------  -----------------  ---------------  -----------------

          Gross profit                                           40,856             36,175           85,425             76,241

Expenses:

  Selling, general and administrative expenses
    (including occupancy costs)                                  38,210             36,669           77,450             74,083
  Depreciation and amortization                                   4,468              4,341            8,826              8,657
  Other income - net                                             (1,068)            (1,099)          (2,212)            (2,111)
                                                       -----------------  -----------------  ---------------  -----------------

          (Loss) income before interest and financing
             costs and income taxes                                (754)            (3,736)           1,361             (4,388)

Interest and financing costs, net of interest income              2,772              3,228            5,802              6,348
                                                       -----------------  -----------------  ---------------  -----------------

          Loss before income taxes                               (3,526)            (6,964)          (4,441)           (10,736)

Income taxes                                                         63                 19               82                 38
                                                       -----------------  -----------------  ---------------  -----------------

          Net loss                                             $ (3,589)          $ (6,983)        $ (4,523)         $ (10,774)
                                                       =================  =================  ===============  =================

Basic and diluted net loss per share of common stock            $ (0.26)           $ (0.56)         $ (0.34)           $ (0.86)
                                                       =================  =================  ===============  =================

Weighted average number of shares of common
     stock outstanding                                           13,627             12,500           13,352             12,500
                                                       =================  =================  ===============  =================



   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                                   JULY 29,        JANUARY 29,
                                                                                                     2000              2000
                                                                                               ---------------- -----------------
          ASSETS
          Current assets:
              Cash and cash equivalents                                                               $ 16,068          $ 10,333
              Restricted cash                                                                            2,494             2,443
              Receivables, less allowances of $3,751 and $3,599                                         24,379            28,134
              Inventories                                                                               60,237            58,689
              Other current assets                                                                       8,057             6,454
                                                                                               ---------------- -----------------
                    Total current assets                                                               111,235           106,053
          Fixed assets at cost, less accumulated depreciation
               and amortization of $12,878 and $8,406                                                   48,421            48,974
          Excess reorganization value, less accumulated amortization of $13,186 and $8,840             162,625           166,970
          Other assets                                                                                   2,098             2,485
                                                                                               ---------------- -----------------

                    Total assets                                                                     $ 324,379         $ 324,482
                                                                                               ================ =================

          LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
              Accounts payable                                                                        $ 26,127          $ 15,760
              Accrued expenses                                                                          38,297            41,746
                                                                                               ---------------- -----------------
                    Total current liabilities                                                           64,424            57,506

          Long-term debt                                                                                94,720           105,915
          Other long-term liabilities                                                                    8,076             6,565

          Redeemable Preferred Stock                                                                       500               500

          Shareholders' equity:
              Common stock--$.01 par value; authorized
                   25,000,000 shares--issued 13,903,227 and 13,076,266 shares                              139               131
              Additional paid-in capital                                                               166,389           159,211
              Accumulated deficit                                                                       (9,869)           (5,346)
                                                                                               ---------------- -----------------
                    Total shareholders' equity                                                         156,659           153,996
                                                                                               ---------------- -----------------

          Total liabilities and shareholders' equity                                                 $ 324,379         $ 324,482
                                                                                               ================ =================


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                         JULY 29, 2000       JULY 31, 1999
                                                                        -----------------  ------------------
Cash flows from operating activities:
Net loss                                                                        $ (4,523)          $ (10,774)
Adjustments to reconcile net loss to net cash provided (used)
     by operating activities:
        Depreciation and amortization                                              9,355               9,157
        Deferred rent                                                              1,511               1,606
Decrease (increase) in:
     Receivables                                                                   3,755               6,978
     Inventories                                                                  (1,548)              1,342
     Other current assets                                                         (1,603)                852
     Long-term assets                                                                 21                 (16)
  Increase (decrease) in:
     Accounts payable and accrued expenses                                         6,916             (17,584)
                                                                        -----------------  ------------------
          Net cash provided (used) by operating activities                        13,884              (8,439)
                                                                        -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions                                                             (3,929)             (1,154)
Reduction of restricted cash                                                         (51)              2,699
                                                                        -----------------  ------------------
          Net cash (used) provided by investing activities                        (3,980)              1,545
                                                                        -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                               190,125             182,679
Repayments of debt                                                              (201,480)           (177,639)
Proceeds from exercise of warrants                                                 7,186                   -
                                                                        -----------------  ------------------
          Net cash (used) provided by financing activities                        (4,169)              5,040
                                                                        -----------------  ------------------

Net increase (decrease) in cash and equivalents                                    5,735              (1,854)
Cash and equivalents - beginning of period                                        10,333               6,824
                                                                        -----------------  ------------------
Cash and equivalents - end of period                                            $ 16,068             $ 4,970
                                                                        =================  ==================


   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

           Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at January 29, 2000 has been derived from the audited financial statements at that date. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of July 29, 2000, and the results of its operations and its cash flows for the three and six month periods ended July 29, 2000 and July 31, 1999. The results of operations for the three and six month periods may not be indicative of the results for the entire year.

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.



(2)        Long-Term Debt

           Long-Term Debt consisted of the following at July 29, 2000:

                                                      (000's)
           Revolving Credit Facility                $  37,818
           Isetan note                                 21,113
           Equipment Lessors notes                     35,789
                                                    ----------
           Total                                    $  94,720
                                                    ==========

           In addition, under the Company's Revolving Credit Facility, $21,485,000 was committed under unexpired letters of credit. As of July 29, 2000, the Company was in compliance with each of the covenants contained in the Revolving Credit Facility.


(3)        Income Taxes

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. A federal income tax benefit was not recorded in either 2000 or 1999, as the future use of net operating losses generated in those periods was uncertain. In the respective periods, however, the Company has provided income taxes principally for state, local and franchise taxes.

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

           Options and warrants to acquire an aggregate of 1,084,779 shares of common stock were not included in the computation of diluted earnings per common share for the three and six months ended July 29, 2000, as including them would have been anti-dilutive. Options and warrants to acquire an aggregate of 2,622,191 and 2,249,765 shares of common stock were not included in the computation of diluted earnings per common share for the three and six months ended July 31, 1999, respectively, as including them would have been anti-dilutive.

           As of July 29, 2000, the Company's common stock was not actively traded.

(5)        Warrant Exercise

           Holders of 826,961 warrants exercised their rights to acquire an equivalent amount of Holdings common stock prior to the warrants expiration on May 30, 2000. The total aggregate proceeds received by the Company were approximately $7.2 million.


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

Three Months Ended July 29, 2000 Compared to the Three Months Ended July 31,
1999

           Net sales for the three months ended July 29, 2000 were $84.3 million compared to $77.9 million a year ago, an increase of 8.1%. Included in net sales for the three months ended July 31, 1999 are bulk sales of merchandise to jobbers ("Bulk Sales") of approximately $1.2 million. Excluding such sales, sales increased 9.8%. The sales increase was primarily driven by comparable store sales growth of 11.1%. Sales were strong in many of our men's and women's merchandise classifications and continue to be positively impacted by the healthy economy and the Company's continued focus on initiating markdowns timely to maximize inventory turn.

           Gross profit on sales increased 12.9% to $40.9 million for the three months ended July 29, 2000 from $36.2 million in the three months ended July 29, 1999, primarily due to the sales increase mentioned above. As a percentage of net sales, gross profit was 48.5% for the three months ended July 29, 2000 compared to 46.4% in the year ago period. This improvement was primarily attributed to significantly lower actual shrink in the current quarter as compared to the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, increased 4.2% in the three-month period ended July 29, 2000 to $38.2 million from $36.7 million in the three month period ended July 31, 1999. This increase is principally driven by higher personnel costs associated with annual wage increases, increased advertising costs, as well increases in certain expenses, such as commission costs and third party credit card fees associated with the increased sales volume. Selling, general and administrative expenses were 45.3% of sales in the three months ended July 29, 2000 as compared to 47.1% (47.8% exclusive of Bulk Sales) in the three months ended July 31, 1999, principally due to leveraging of expenses.

           Depreciation and amortization increased 2.9% in the three-month period ended July 29, 2000 to $4.5 million from $4.3 million in the prior year.

           Interest expense decreased 14.1% in the three months ended July 29, 2000 to $2.8 million from $3.2 million in the prior year. Interest associated with borrowings under the Company's credit facility declined principally as a result of lower average borrowings.

           Average borrowings under the credit facility for the three months ended July 29, 2000 and July 31, 1999 were $39.9 million and $66.3 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 12.5% in the three months ended July 29, 2000 compared to 9.0% in the comparable period of the prior year.

           The Company's net loss for the three months ended July 29, 2000 was $3.6 million compared to a net loss of $7.0 million for the three months ended July 31, 1999. Basic and diluted net loss per common share for the three months ended July 29, 2000 and July 31, 1999 were $0.26 and $0.56, respectively, per common share.



Six Months Ended July 29, 2000 Compared to the Six Months Ended July 31, 1999

           Net sales for the six months ended July 29, 2000 were $180.9 million compared to $163.8 million a year ago, an increase of 10.4%. Comparable store sales increased approximately 12.9%. This increase was principally driven by double digit increases in both our full price and outlet stores, including a 14.8% increase at the full-price stores.

           Gross profit on sales increased 12.0% to $85.4 million for the six months ended July 29, 2000 from $76.2 million in the six months ended July 31, 2000, primarily due to the sales increase discussed above. The Company experienced substantial reductions in actual shrink in the six months ended July 29, 2000 as compared to the year ago period. On a comparative basis, this reduction in expense was partially offset by more promotional selling in the current period as compared to the prior year. As a percentage of net sales, gross profit was 47.2% for the six months ended July 29, 2000 compared to 46.6% in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, increased 4.5% in the six-month period ended July 29, 2000 to $77.4 million from $74.1 million in the six month period ended July 29, 1999. This increase is principally driven by higher personnel costs associated with annual wage increases as well as increases in certain expenses, such as commission costs and third party credit card fees associated with the increased sales volume. In addition, advertising costs increased $.9 million from the year ago period as part of the Company's continuing efforts to strengthen its brand equity. Selling, general and administrative expenses were 42.8% of sales in the six months ended July 29, 2000 as compared to 45.2% in the six months ended July 31, 1999, principally due to leveraging of expenses.

           Depreciation and amortization increased 2.0% in the six-month period ended July 29, 2000 to $8.8 million from $8.7 million in the prior year.

           Interest expense decreased in the six months ended July 29, 2000 to $5.8 million from $6.3 million a year ago. Interest associated with borrowings under the Company's credit facility declined principally as a result of lower average borrowings.

           Average borrowings under the credit facility for the six months ended July 29, 2000 and July 31, 1999 were $43.7 million and $64.9 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 11.9% in the six months ended July 29, 2000 compared to 9.0% in the comparable period of the prior year.

           The Company's net loss for the six months ended July 29, 2000 was $4.5 million compared to a net loss of $10.8 million for the six months ended July 31, 1999. Basic and diluted net loss per common share for the six months ended July 29, 2000 and July 31, 1999 were $0.34 and $0.86, respectively, per common share.



LIQUIDITY AND CAPITAL

Liquidity and Capital Resources


           Cash provided by operations for the six months ended July 29, 2000 was approximately $13.9 million compared to cash used by operations of $8.4 million in the year ago period. This increase is being driven by improvement in the company's earnings before non-cash charges and tighter inventory management resulting in a $4.0 million reduction in inventory from the prior year. In addition, the six months ended July 31, 1999 included non-recurring payments related to administrative claims and certain other current liabilities aggregating approximately $10.5 million. The Company's working capital was $46.8 million at July 29, 2000 compared to $48.5 million at January 29, 2000. The Company's primary source of liquidity has been borrowings under the Revolving Credit Facility.

           The Company incurred capital expenditures of $3.9 million during the six-month period ended July 29, 2000 principally due to the opening of a new full-price store and improvements in its existing stores. Pursuant to the covenants contained in the Revolving Credit Facility, the Company's total capital expenditures for fiscal year 2000 may not exceed a base level of $7,500,000, subject to adjustment for unused expenditures from the prior year as well as additional capital contributions. The Company will fund its capital expenditures through a combination of borrowings under the Revolving Credit Facility and proceeds received in connection with the exercise of the Plan Investors options and the exercise of certain of the outstanding warrants.

           At July 29, 2000, the Company had approximately $38.0 million of availability under the Revolving Credit Facility, after considering $37.8 million of revolving loans and $21.5 million of letters of credit outstanding.

           The Company believes that it will have sufficient liquidity for the balance of fiscal 2000. However, should there be a material deviation from anticipated revenues, the Company might be required to seek alternative sources of financing or reduce expenditures. There can be no assurance that alternative financing could be obtained, or if obtained, that it would be on terms acceptable to the Company.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the reported market risks since the end of the most recent fiscal year.

PART 2.    OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Holders of 826,961 warrants exercised their rights to acquire an equivalent amount of shares of the Company's common stock prior to the warrants' expiration on May 30, 2000. The total aggregate proceeds received by the Company were approximately $7,200,000. The warrants were issued to certain creditors of the Company in connection with its plan of reorganization. The issuance of such shares pursuant to the exercise of the warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 1145 of Title 11 of the United States Code.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)        The Annual Meeting of Stockholders of the Company was held on June
           27, 2000.

(b) Each of the Directors listed in item (c) below was elected a Director at the Annual Meeting for a one-year term.

(c) Voting for the election of directors of the Company to serve until the next Annual Meeting:

                                    FOR                   WITHHELD
                                                     (including broker
                                                         non-votes)

     Shelley F. Greenhaus        11,619,480                  206
     John Halpern                11,619,483                  203
     Yasuo Okamoto               11,619,483                  203
     Allen I. Questrom           11,619,418                  268
     Carl Spielvogel             11,619,483                  203
     David A. Strumwasser        11,619,483                  203
     Robert J. Tarr, Jr.         11,619,483                  203
     Douglas P. Teitelbaum       11,619,413                  273
     Steven A. Van Dyke          11,619,483                  203
     Shelby S. Werner            11,619,483                  203

Other Matters:

11,616,290 shares were voted in favor of the proposal to approve the Company's Employee Stock Option Plan with 1,820 shares voted against, 1,576 abstentions and no broker non-votes, 11,619,326 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending February 3, 2001 with 70 shares voted against, 290 abstentions and no broker non-votes. Reference is made to the Company's Proxy Statement dated May 22, 2000 for its 2000 Annual Meeting for additional information concerning the matters voted on at the meeting.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)              Exhibit No.         Description

                    27.1             Financial Data Schedule



(b)        Reports on Form 8-K

           On August 1, 2000 the Company filed a report under Item 5, Other Events, on Form 8-K, incorporating by reference the Company's press release disclosing the resignation of Allen I. Questrom from the positions of President and Chief Executive Officer.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 11, 2000

                                       BARNEYS NEW YORK, INC.

                                       By: /s/ Steven M. Feldman
                                           -----------------------------------
                                           Name: Steven M. Feldman
                                           Title: Executive Vice President,
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


    Exhibit No.          Description
    -----------          -----------

       27.1              Financial Data Schedule