Form 10-Q
period 2000-10-28
BARNEYS NEW YORK INC
filed 2000-12-12
CIK 1087414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   {X} Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2000 or

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

           As of December 8, 2000 there were 13,903,227 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================


21645.0001

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                         QUARTER ENDED OCTOBER 28, 2000

                                Table of Contents

                                                                                               Page No.
                                                                                               --------
PART I.         FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

           Condensed consolidated statements of operations - Three and nine months
                ended October 28, 2000 and October 30, 1999                                       3

           Condensed consolidated balance sheets - October 28, 2000 and
                January 29, 2000                                                                  4

           Condensed consolidated statements of cash flows - Nine months
                ended October 28, 2000 and October 30, 1999                                       5

           Notes to condensed consolidated financial statements                                   6

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                               7

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk                       11

PART II.        OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K                                                12





SIGNATURES                                                                                       13




INDEX OF EXHIBITS                                                                                14


PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                (UNAUDITED)

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         OCTOBER 28,        OCTOBER 30,       OCTOBER 28,       OCTOBER 30,
                                                            2000               1999              2000              1999
                                                       ----------------  -----------------  ---------------  -----------------
Net sales                                                    $ 110,228          $ 100,988        $ 291,091          $ 264,751
Cost of sales                                                   58,540             53,606          153,978            141,128
                                                       ----------------  -----------------  ---------------  -----------------

          Gross profit                                          51,688             47,382          137,113            123,623

Expenses:

  Selling, general and administrative expenses
     (including occupancy costs)                                42,075             38,516          119,526            112,599
  Depreciation and amortization                                  4,495              4,293           13,321             12,950
  Other income - net                                            (1,252)            (1,069)          (3,464)            (3,179)
                                                       ----------------  -----------------  ---------------  -----------------

          Income before interest and financing costs
             and income taxes                                    6,370              5,642            7,730              1,253

Interest and financing costs, net of interest income             3,067              3,472            8,869              9,819
                                                       ----------------  -----------------  ---------------  -----------------

          Income (loss) before income taxes                      3,303              2,170           (1,139)            (8,566)

Income taxes                                                        20                 19              101                 56
                                                       ----------------  -----------------  ---------------  -----------------

          Net income (loss)                                    $ 3,283            $ 2,151         $ (1,240)          $ (8,622)
                                                       ================  =================  ===============  =================

Basic and diluted net income (loss) per share of
   common stock                                                 $ 0.24             $ 0.17         $  (0.09)          $  (0.69)
                                                       ================  =================  ===============  =================

Weighted average number of shares of common
     stock outstanding                                          13,903             12,500           13,536             12,500
                                                       ================  =================  ===============  =================


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                     OCTOBER 28,      JANUARY 29,
                                                                                        2000              2000
                                                                                  ----------------- -----------------
          ASSETS
          Current assets:
              Cash and cash equivalents                                                   $ 17,735          $ 10,333
              Restricted cash                                                                  974             2,443
              Receivables, less allowances of $4,028 and $3,599                             30,998            28,134
              Inventories                                                                   67,460            58,689
              Other current assets                                                           7,469             6,454
                                                                                  ----------------- -----------------
                    Total current assets                                                   124,636           106,053
          Fixed assets at cost, less accumulated depreciation
               and amortization of $15,084 and $8,406                                       47,800            48,974
          Excess reorganization value, less accumulated amortization of
               $15,383 and $8,840                                                          160,427           166,970
          Other assets                                                                       1,916             2,485
                                                                                  ----------------- -----------------

                    Total assets                                                         $ 334,779         $ 324,482
                                                                                  ================= =================

          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities:
              Accounts payable                                                            $ 24,131          $ 15,760
              Accrued expenses                                                              33,351            41,746
                                                                                  ----------------- -----------------
                    Total current liabilities                                               57,482            57,506

          Long-term debt                                                                   108,034           105,915
          Other long-term liabilities                                                        8,820             6,565

          Redeemable Preferred Stock                                                           500               500

          Shareholders' equity:
              Common stock--$.01 par value; authorized
                   25,000,000 shares--issued 13,903,227 and 13,076,266 shares                   139               131
              Additional paid-in capital                                                   166,390           159,211
              Accumulated deficit                                                           (6,586)           (5,346)
                                                                                  ----------------- -----------------
                    Total shareholders' equity                                             159,943           153,996
                                                                                  ----------------- -----------------

          Total liabilities and shareholders' equity                                     $ 334,779         $ 324,482
                                                                                  ================= =================


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                           OCTOBER 28,         OCTOBER 30,
                                                                               2000               1999
                                                                        -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $ (1,240)           $ (8,622)
Adjustments to reconcile net loss to net cash provided (used)
     by operating activities:
        Depreciation and amortization                                             14,120              13,710
        Deferred rent                                                              2,255               2,412
        Other                                                                                            (65)
Decrease (increase) in:
     Receivables                                                                  (2,864)              1,962
     Inventories                                                                  (8,771)                365
     Other current assets                                                         (1,015)              1,833
     Long-term assets                                                                 20
Increase (decrease) in:
     Accounts payable and accrued expenses                                           (20)            (15,920)
                                                                        -----------------  ------------------
          Net cash provided (used) by operating activities                         2,485              (4,325)
                                                                        -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions                                                             (5,615)             (3,363)
Reduction of restricted cash                                                       1,469               2,665
                                                                        -----------------  ------------------
          Net cash used by investing activities                                   (4,146)               (698)
                                                                        -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                               314,745             286,079
Repayments of debt                                                              (312,868)           (282,395)
Proceeds from exercise of warrants                                                 7,186                   -
                                                                        -----------------  ------------------
          Net cash provided by financing activities                                9,063               3,684
                                                                        -----------------  ------------------

Net increase (decrease) in cash and equivalents                                    7,402              (1,339)
Cash and equivalents - beginning of period                                        10,333               6,824
                                                                        -----------------  ------------------
Cash and equivalents - end of period                                            $ 17,735             $ 5,485
                                                                        =================  ==================


   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

           Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at January 29, 2000 has been derived from the audited financial statements at that date. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of October 28, 2000, and the results of its operations and its cash flows for the three and nine month periods ended October 28, 2000 and October 30, 1999. The results of operations for the three and nine month periods may not be indicative of the results for the entire year.

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



(2)        Long-Term Debt

           Long-Term Debt consisted of the following at October 28, 2000:

                                                                  (000's)
                                                              -------------
           Revolving Credit Facility                          $      51,046
           Isetan note                                               21,199
           Equipment Lessors notes                                   35,789
                                                              -------------
           Total                                              $     108,034
                                                              =============

           In addition, under the Company's Revolving Credit Facility, $11,440,000 was committed under unexpired letters of credit. As of October 28, 2000, the Company was in compliance with each of the covenants contained in the Revolving Credit Facility.


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

           Options and warrants to acquire an aggregate of 957,724 shares of common stock were not included in the computation of diluted earnings per common share for the three and nine months ended October 28, 2000, as including them would have been anti-dilutive. Options and warrants to acquire an aggregate of 2,667,191 and 2,418,907 shares of common stock were not included in the computation of diluted earnings per common share for the three and nine months ended October 30, 1999, respectively, as including them would have been anti-dilutive.

           As of October 28, 2000, the Company's common stock was not actively traded.

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

Three Months Ended October 28, 2000 Compared to the Three Months Ended October 30, 1999

           Net sales for the three months ended October 28, 2000 were $110.2 million compared to $101.0 million in the three months ended October 30, 1999; an increase of 9.2%. The sales increase was primarily driven by comparable store sales growth of 16.4% in our full price and outlet stores offset by reduced sales in our warehouse sales events resulting in a total company comparable store sales growth of 9.4%. Sales were strong in many of our merchandise classifications including men's sportswear and women's ready-to-wear and continue to be positively impacted by the Company's focus on initiating markdowns earlier to maximize inventory turn.

           Gross profit on sales increased 9.1% to $51.7 million for the three months ended October 28, 2000 from $47.4 million in the three months ended October 30, 1999, primarily due to the sales increase mentioned above. As a percentage of net sales, gross profit was 46.9% in both periods. Improvements in gross profit from lower shortage expense are being offset, in part, by more promotional selling as discussed above.

           Selling, general and administrative expenses, including occupancy expenses, increased 9.2% in the three-month period ended October 28, 2000 to $42.1 million from $38.5 million in the three month period ended October 30, 1999. This increase was principally driven by higher personnel costs associated with annual wage increases, increased advertising costs and energy costs, as well as increases in certain expenses, such as commission costs and third party credit card fees associated with the increased sales volume. Selling, general and administrative expenses were 38.2% of sales in the three months ended October 28, 2000 as compared to 38.1% in the three months ended October 30, 1999.

           Depreciation and amortization increased 4.7% in the three months ended October 28, 2000 to $4.5 million from $4.3 million in the year ago period.

           Interest expense decreased 11.7% in the three months ended October 28, 2000 to $3.1 million from $3.5 million in the year ago period. Interest associated with borrowings under the Company's credit facility declined principally as a result of lower average borrowings.

           Average borrowings under the credit facility for the three months ended October 28, 2000 and October 30, 1999 were $52.2 million and $68.7 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 11.3% in the three months ended October 28, 2000 compared to 9.4% in the prior year.

           Net income for the three months ended October 28, 2000 was $3.3 million compared to net income of $2.2 million for the three months ended October 30, 1999. Basic and diluted net income per common share for the three months ended October 28, 2000 and October 30, 1999 were $0.24 and $0.17, respectively.


Nine Months Ended October 28, 2000 Compared to the Nine Months Ended October 30, 1999

           Net sales for the nine months ended October 28, 2000 were $291.1 million compared to $264.8 million in the nine months ended October 30, 1999; an increase of 10.0%. The sales increase was primarily driven by comparable store sales growth of 16.1% in our full price and outlet stores offset by reduced sales in our warehouse sales events resulting in a total company comparable store sales growth of 12.1%.

           Gross profit on sales increased 10.9% to $137.1 million for the nine months ended October 28, 2000 from $123.6 million in the nine months ended October 30, 1999, primarily due to the sales increase discussed above. The Company experienced reduced shortage expense in the nine months ended October 28, 2000 as compared to the prior year. On a comparative basis, this reduction in expense was partially offset by more promotional selling in the current year as compared to the prior year. As a percentage of net sales, gross profit was 47.1% for the nine months ended October 28, 2000 compared to 46.7% in the prior year.

           Selling, general and administrative expenses, including occupancy expenses, increased 6.2% in the nine months ended October 28, 2000 to $119.5 million from $112.6 million in the nine months ended October 30, 1999. This increase was principally driven by higher personnel costs associated with annual wage increases, higher energy costs, and increases in certain expenses, such as commission costs and third party credit card fees associated with the increased sales volume. In addition, advertising costs increased $1.8 million from the year ago period as part of the Company's continuing efforts to strengthen its brand equity. Selling, general and administrative expenses were 41.1% of sales in the nine months ended October 28, 2000 as compared to 42.5% in the nine months ended October 30, 1999, principally due to leveraging of expenses.

           Depreciation and amortization increased 2.9% in the nine months ended October 28, 2000 to $13.3 million from $13.0 million in the prior year.

           Interest expense decreased in the nine months ended October 28, 2000 to $8.9 million from $9.8 million in the year ago period. Interest associated with borrowings under the Company's credit facility declined principally as a result of lower average borrowings.

           Average borrowings under the credit facility for the nine months ended October 28, 2000 and October 30, 1999 were $46.5 million and $66.2 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 11.7% in the nine months ended October 28, 2000 compared to 9.6% in the prior year.

           The Company's net loss for the nine months ended October 28, 2000 was $1.2 million compared to a net loss of $8.6 million for the nine months ended October 30, 1999. Basic and diluted net loss per common share for the nine months ended October 28, 2000 and October 30, 1999 were $0.09 and $0.69, respectively.



LIQUIDITY AND CAPITAL

Liquidity and Capital Resources


           Cash provided by operations for the nine months ended October 28, 2000 was approximately $2.5 million compared to cash used by operations of $4.3 million in the prior year. This increase is being driven principally by improvement in the Company's operating results before non-cash charges. In addition, the nine months ended October 30, 1999 included non-recurring payments related to administrative claims and certain other current liabilities aggregating approximately $11.1 million. The Company's working capital was $67.2 million at October 28, 2000 compared to $48.5 million at January 29, 2000. The Company's primary source of liquidity has been borrowings under the Revolving Credit Facility.

           The Company incurred capital expenditures of $5.6 million during the nine months ended October 28, 2000 principally due to the opening of a new full-price store, the opening of two new outlet stores and improvements in its existing stores. Pursuant to the covenants contained in the Revolving Credit Facility, the Company's total capital expenditures for fiscal year 2000 may not exceed a base level of $7.5 million, subject to adjustment for unused expenditures from the prior year as well as additional capital contributions. The Company will fund its capital expenditures through a combination of borrowings under the Revolving Credit Facility and proceeds received in connection with the exercise of the Plan Investors options and the exercise of certain of the outstanding warrants.

           At October 28, 2000, the Company had approximately $46.0 million of availability under the Revolving Credit Facility, after considering $51.0 million of revolving loans and $11.4 million of letters of credit outstanding. The Company believes that it will have sufficient liquidity for the balance of fiscal year 2000.

           Should there be a material deviation from anticipated revenues, the Company might be required to seek alternative sources of financing or to reduce expenditures. There can also be no assurance that alternative financing could be obtained, or if obtained, that it would be on terms acceptable to the Company.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the reported market risks since the end of the most recent fiscal year.

PART II.   OTHER INFORMATION




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)        Exhibit No.            Description

              27.1           Financial Data Schedule



(b) The Company did not file any reports on 8-K during the three months ended October 28, 2000.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 12, 2000

                                     BARNEYS NEW YORK, INC.

                                     By: /s/ Steven M. Feldman
                                         --------------------------------------
                                         Name: Steven M. Feldman
                                         Title: Executive Vice President,
                                                Chief Financial Officer

                                  EXHIBIT INDEX


    Exhibit No.                 Description
    -----------                 -----------

       27.1              Financial Data Schedule