Form 10-K
period 2001-02-03
BARNEYS NEW YORK INC
filed 2001-05-04
CIK 1087414

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year-ended February 3, 2001.
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________
                         Commission file number: 0-26229

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

                               None

         Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                            [Cover page 1 of 2 pages]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 25, 2001:
There is no public trading market for the registrant's Common Stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [_]

On April 25, 2001, the registrant had outstanding 13,903,227 shares of Common Stock, par value $0.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:


         Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on June 20, 2001 are incorporated by reference into Part III of this report.




                            [Cover page 2 of 2 pages]

                                TABLE OF CONTENTS

                                                                                                               Page

ITEM  1.       BUSINESS..........................................................................................3

ITEM 2.        PROPERTIES........................................................................................6

ITEM 3.        LEGAL PROCEEDINGS.................................................................................7

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................8

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.........................10

ITEM 6.        SELECTED FINANCIAL DATA..........................................................................11

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..............................................................13

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK......................................................................................22

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................23

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................23

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................24

ITEM 11.       EXECUTIVE COMPENSATION...........................................................................24

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT...................................................................................24

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................24

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K......................................................................................25


                                     PART I

ITEM  1.  BUSINESS

GENERAL

                  Barneys New York, Inc., a Delaware corporation ("Holdings"), is the parent company of Barney's, Inc., a New York corporation ("Barneys"), which together with its subsidiaries (collectively, the "Company"), is a leading upscale retailer of men's, women's and children's apparel and accessories, and items for the home. Creative merchandising, store design and displays, advertising campaigns and publicity events develop the image of Barneys as a fashion leader. The Company is engaged in three distribution channels which encompass its various product offerings: the full-price stores, the outlet stores and the warehouse sale events (see "RETAILING STRATEGY" below). In addition, the Company is involved in licensing arrangements pursuant to which the "Barneys New York" trade name is licensed for use in Asia (see "LICENSING ARRANGEMENTS" below).

                  Barneys product assortment and price points can generally be categorized within the luxury market and appeal typically to a more fashion-conscious and sophisticated customer. Its merchandising philosophy stresses a variety of fashion viewpoints, and includes established and new designers, as well as branded and private label goods. Merchandise is sourced from a variety of domestic and foreign vendors, with a significant portion of the product being manufactured in Europe (primarily Italy). The Company's vendors include major designers such as Giorgio Armani, Prada, Jil Sander, Donna Karan, Comme des Garcons, Robert Clergerie and Ermenegildo Zegna. Major branded goods include Oxxford and Hickey Freeman, and major cosmetics lines include, but are not limited to Chanel, Francois Nars and Kiehls.

                  Barneys was founded by Barney Pressman in 1923 under the name Barney's Clothes, Inc. Until its emergence from bankruptcy in January 1999, Barneys was owned by the Pressman Family, certain affiliates of the Pressman Family and certain trusts of which members of the Pressman Family were the beneficiaries. Pursuant to the Plan of Reorganization for Barneys and certain of its affiliates (the "Plan") as confirmed by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), Holdings was formed and all the equity interests in Barneys were transferred to Holdings, making Barneys a wholly-owned subsidiary of Holdings. For further information concerning the bankruptcy reorganization of the Company, refer to Note 12 to the Consolidated Financial Statements included herein.

RETAILING STRATEGY

                  During Fiscal 2000, the Company's sales were derived as follows: 85% from full-price stores (77% from three flagship stores, and 8% from five regional stores), 9% from outlet stores and 6% from warehouse sale events. These three distribution channels are discussed in more detail below.

Full-price Stores

                  The Company operates eight full-price stores as follows: i) three large flagship stores in prime retail locations in New York, Beverly Hills and Chicago; flagship stores in New York and Beverly Hills include restaurants managed by third party contractors, and ii) five smaller regional stores in the following locations: New York City, NY (2 stores), Manhasset, NY, Seattle, WA and Chestnut Hill, MA.

                  The three large flagship stores establish and promote the Barneys New York image as a pre-eminent retailer of men's and women's fashion. These stores provide customers with a wide range of high quality products, including apparel, accessories, cosmetics and items for the home, catering to affluent, fashion-conscious men and women. The five smaller regional stores, which provide a limited selection of the assortments offered in the flagship stores, aim to serve similar customers in smaller urban markets.

Outlet Stores

                  The Company operates twelve outlet stores across the country. The outlet stores leverage the Barneys New York brand to reach a wider audience by providing a lower priced version of the sophistication, style and quality of the retail experience provided in the full-price stores. These stores, which typically operate with a low cost structure, also provide a clearance vehicle for residual merchandise from the full-price stores.

                  The outlet stores, which sell designer, branded and private label apparel and accessories, cater to budget-minded yet fashion-conscious men and women. They are located in high-end outlet centers and serve a high number of destination shoppers and tourists.

Warehouse Sale Events

                  The Company operates four warehouse sale events annually, one each spring and fall season in New York City, New York and Santa Monica, California. The warehouse sale events provide another vehicle for liquidation of end of season residual merchandise, as well as a low cost extension of the Barneys New York brand to a wider audience. The events attract a wide range of shoppers, mostly bargain hunters who value quality and fashion.

LICENSING ARRANGEMENTS

                  BNY Licensing Corp. ("BNY Licensing"), a wholly-owned subsidiary of Barneys, is party to licensing arrangements pursuant to which (i) two retail stores are operated in Japan and a single in-store department is operated in Singapore under the name "BARNEYS NEW YORK," each by an affiliate of Isetan Company Ltd. ("Isetan"), and (ii) Barneys Asia Co. LLC, which is 70% owned by BNY Licensing and 30% owned by an affiliate of Isetan (and which was formed in connection with the bankruptcy reorganization of the Company discussed in Note 12 to the Consolidated Financial Statements), has the exclusive right to sublicense the BARNEYS NEW YORK trademark throughout Asia (excluding Japan). Licensing agreements governing these arrangements were entered into in connection with Barneys' emergence from bankruptcy.

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

COMPETITION

                  The retail industry, in general, and the specialty retail store business, in particular, are intensely competitive. Generally, the Company's full-price stores compete with both specialty stores and department stores, while the Company's outlet stores and warehouse sale events compete with certain categories of off-price and discount stores, in the geographic areas in which they operate. In addition, Barneys faces increasing competition from several of its significant vendors (e.g., Giorgio Armani, Prada, Gucci and Helmut Lang) which have entered or expanded their presence with their own dedicated stores. Several department store, specialty store, and vendor store competitors also offer mail order catalog shopping. The internet is beginning to permit the development of sales venues run by existing competitor stores or by new ventures that will also compete with the Company. Some of the retailers with which the Company competes have substantially greater financial resources than the Company and may have various other competitive advantages over the Company.

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



MERCHANDISING

                  In Fiscal 2000, the Company's top 10 vendor brands accounted for approximately 25% of total Company sales. The two top vendor brands each accounted for approximately 8% and 6%, respectively, of total Company sales. All of these brands are also sold by competitor retailers in certain markets; six of the ten vendors also have their own dedicated retail stores. Exclusivity of distribution of designer brands is a valuable resource in the luxury retail business. The Company faces risk to its business if certain designer vendors withdraw Barneys from their distribution, or, conversely, if they provide distribution to competitors. Management does not expect that the trend toward vertical integration discussed above or the withdrawal from Barneys of the distribution of certain designer vendors will have a material impact on the operations of the Company. If certain vendors were to withdraw distribution from Barneys, the Company might, in the short term, have difficulty identifying comparable sources of supply. However, management believes that alternative supply sources do exist to fulfill the Company's requirements in the event of such a disruption.



EMPLOYEES

                  At February 3, 2001, the Company employed approximately 1,400 people. The Company's staffing requirements fluctuate during the year as a result of the seasonality of the retail apparel industry, adding approximately 100 employees during the holiday selling season. Approximately 550 of the Company's employees are represented by unions and the Company believes that overall its relationship with its employees and the unions is good. During its more than fifty-year relationship with unions representing its employees, the Company has never been subjected to a strike.



CAPITAL EXPENDITURES

                  The Company's capital expenditure plan is designed to allocate funds to projects that are necessary to support the Company's strategic plan. Under the terms of its $120,000,000 revolving credit facility, capital expenditures are limited, subject to certain adjustments, to $7,750,000 in each of fiscal years 2001 and 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

LIMITED POST - CHAPTER 11 CASE OPERATING HISTORY

                  The Company's emergence from Chapter 11 reorganization occurred on January 28, 1999, and consequently the Company's subsequent operating history is limited. Financial statements for future periods will not be comparable to the historical financial statements included herein, for periods prior to January 28, 1999, for the reasons discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


ITEM 2.           PROPERTIES

                  The Company's principal facilities include corporate offices, a central alterations facility, a distribution center and three flagship stores. Prior to the Company's emergence from bankruptcy, Barneys formed three subsidiaries (each, a "Lease Subsidiary"), each of which acts as lessee and sublessor for one of the flagship stores. On January 28, 1999, pursuant to the Plan, (i) the fee interest in the properties on which the New York and the Chicago flagship stores are located, and the leasehold interest in the property on which the Beverly Hills flagship store is located, were transferred to an affiliate of Isetan, (ii) such affiliate, as lessor, entered into amended and restated leases with each of the tenants in each of the properties, and (iii) each of such tenants assigned the leasehold interest in the related property to one of the Lease Subsidiaries, which in turn entered into a sublease with Barneys, in the case of the New York and Beverly Hills stores, and with Barneys America, Inc., a subsidiary of Barneys, in the case of the Chicago store. The lease for the New York store is for a term of twenty years, with four options to renew of ten years each. The lease for the Chicago store is for a term of ten years, with three options to renew of ten years each. The lease for the Beverly Hills store is for a term of twenty years, with three options to renew of ten years each. The leases for the flagship stores are all triple-net leases. In the case of the Beverly Hills flagship store, Barneys is also responsible for the rent payable pursuant to the existing ground lease.

                  The Company's facilities are located at the following locations:

     Corporate Offices                    Regional Stores
     -----------------                    ---------------

     New York, NY                         New York, NY (World Financial Center)
                                          New York, NY (18th Street)
     Central Alterations Facility         Manhasset, NY
     ----------------------------         Chestnut Hill, MA
                                          Seattle, WA
     New York, NY

     Distribution Center
     -------------------
                                          Outlet Stores
      Lyndhurst, NJ                       -------------

                                          Harriman, NY
     Flagship Stores                      Cabazon, CA
     ---------------                      Camarillo, CA
                                          Clinton, CT
     New York, NY                         Riverhead, NY
     Beverly Hills, CA                    Wrentham, MA
     Chicago, IL                          Waikele, HI
                                          Carlsbad, CA
     Warehouse Sale Event Location        Napa Valley, CA
     -----------------------------        Orlando, FL
                                          Allen, TX
     New York, NY                         Leesburg, VA

                  The Company also leases certain other facilities for its semi-annual Beverly Hills warehouse sale event. The Company believes that all of its facilities are suitable and adequate for the current and anticipated conduct of its operations.


ITEM 3.           LEGAL PROCEEDINGS

                  Barneys and certain of its subsidiaries commenced proceedings under Chapter 11 of title 11, United States Code (the "Bankruptcy Code") on January 10, 1996 (the "Filing Date"), and emerged therefrom on January 28, 1999 (the "Effective Date"). In addition, Holdings and its subsidiaries are involved in various legal proceedings which are routine and incidental to the conduct of their business. Management believes that none of these proceedings, if determined adversely to Holdings or any of its subsidiaries, would have a material adverse effect on the financial condition or results of operations of such entities.

                  On or about August, 1996, Barneys commenced an action against Circle Management Ltd. and Giuseppe Luongo for misappropriation of monies, an accounting and avoidance of certain post-petition transfers. Barneys alleged that Circle Management and Mr. Luongo, operators of the prior restaurant at the Company's Madison Avenue flagship store known as Mad 61, had not remitted monies from the operation of the restaurant which belonged to Barneys. Barneys sought unspecified monetary damages.

                  Defendants had answered the complaint and had asserted counterclaims. The counterclaims alleged breach of contract, breach of agency, libel and the making of false and fraudulent statements about the defendants. Defendants alleged that Barneys did not reimburse them for the operating expenses of the Mad 61 restaurant and that Barneys made libelous, false and fraudulent statements about the financial condition of defendants. They sought monetary damages of not less than $1,000,000. This litigation was settled during the year, pursuant to an order of the United States Bankruptcy Court, on terms which maximized the liability of the Company at $15,000.

Administrative Claims

                  As a result of the bankruptcy, the Company is subject to various Administrative Claims filed by various claimants throughout the bankruptcy case. In connection with the Plan, the Company was required to establish a Disputed Administrative Claims Cash Reserve ("Cash Reserve") while the Administrative Claims are negotiated and settled. The initial total amount of the Cash Reserve was $4.6 million, of which approximately $0.2 million remains as of February 3, 2001. The Company has reserved in its financial statements the amount it deems will be necessary to settle these claims, however, there can be no assurances that the results of the settlement of these Administrative Claims will be on terms that will not exceed the amount reserved.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.



EXECUTIVE OFFICERS OF THE REGISTRANT

                  Annual elections are held in June to elect officers for the ensuing year. Interim elections are held as required. Except as otherwise indicated, each executive officer has held his current position for the past five years.

                                                                                                     Age at
              Name                                    Position, Office                          February 3, 2001
              ----                                    ----------------                          ----------------
Howard Socol                     --  Director and Chairman, President and Chief Executive              55
                                     Officer (since January 2001).
Judy Collinson                   --  Executive Vice President/Womenswear(since May 1998).              49
Tom Kalenderian                  --  Executive Vice President/Menswear (since July 1997).              43
Marc H. Perlowitz                --  Executive Vice President, General Counsel and Human               46
                                     Resources, Secretary (since October 1997).
Karl Hermanns                    --  Executive Vice President (since February 2000).                   36
Michael Celestino                --  Executive Vice President (since February 2000).                   45
Steven M. Feldman                --  Executive Vice President and Chief Financial Officer              37
                                     (since March 2000).
David New                        --  Executive Vice President - Creative Services (since               44
                                     March 2000).
Vincent Phelan                   --  Senior Vice President - Treasurer (since March 2000).             35

                  Set forth below are the names, positions and business backgrounds of all of the executive officers of Holdings.

                  Howard Socol became Chairman, President and Chief Executive Officer of Holdings on January 8, 2001. Mr. Socol was the Chief Executive Officer of J. Crew Group, Inc., a retailer of women's and men's apparel, shoes and accessories, from February 1998 through January 1999. From 1969 to 1997, Mr. Socol served in various management positions at Burdine's, a division of Federated Department Stores, Inc., becoming President in 1981 and Chairman and Chief Executive Officer in 1984, a position he held until his retirement in 1997.

                  Judy Collinson started with Barneys in 1989 as an Accessories Buyer. Prior to her current position, she had been responsible for Accessories and Private Label Collections. She was promoted to Executive Vice President and General Merchandising Manager for all women's merchandising in May 1998. Ms. Collinson is also responsible for women's shoes and cosmetics.

                  Tom Kalenderian has been at Barneys for 21 years. His responsibilities have increased over time until he was promoted to Executive Vice President and General Merchandising Manager for all men's merchandising in July 1997. Mr. Kalenderian is responsible for developing and implementing menswear strategy and manages many of the key vendor relationships for the menswear, children's and gifts for the home businesses.

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

                  Karl Hermanns has been with Barneys for almost five years and previously was responsible for Financial and Strategic Planning. During his tenure, he has assumed other responsibilities and is currently responsible for Marketing, Merchandise Planning, Inventory Control, Distribution, Management Information Systems, Imports and the Company's Central Alterations department. Mr. Hermanns was promoted to Executive Vice President in February 2000. Prior to joining Barneys, Mr. Hermanns spent 10 years with Ernst & Young LLP in their audit and consulting practices.

                  Michael Celestino has been with Barneys for nine years and has served in a number of store operations capacities during that period. Mr. Celestino is currently responsible for all store operations including full-price stores, outlet stores and the Company's warehouse sale events. He was promoted to Executive Vice President in February 2000.

                  Steven M. Feldman has been with Barneys since May 1996 when he joined as Controller. He was promoted to Vice President in December 1997 and to Senior Vice President in May 1999. Additionally, in May 1999, Mr. Feldman was appointed as Chief Financial Officer. Prior to joining Barneys, Mr. Feldman was a Senior Manager at Ernst & Young LLP principally serving retail engagements. Mr. Feldman was promoted to Executive Vice President in March 2000.

                  David New has been with Barneys since 1992 when he joined as Men's Display Manager of the Seventeenth Street store in New York City. Mr. New's responsibilities have increased over time and in March of 2000 he was promoted to Executive Vice President, Creative Services. In that capacity, Mr. New is responsible for Store Design, Display, Advertising and Publicity.

                  Vincent Phelan has been with Barneys since August 1995 when he joined as Director of Finance. Prior to joining Barneys, Mr. Phelan was the Deputy Director of Finance at the United States Tennis Association, Inc. in White Plains, NY from January 1993 to July 1995. Mr. Phelan is a certified public accountant and was responsible for reconciling all claims filed in connection with the Chapter 11 filing. Mr. Phelan was promoted to Vice President
- Treasurer in January 1999 and Senior Vice President in March 2000. Mr. Phelan is responsible for financial planning and analysis, cash management, banking relations, and taxes.

                  None of the executive officers listed herein is related to any director or executive officer.

                                     PART II
                                     -------


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Market Information

                  There is no current public trading market for Holdings Common Stock. An aggregate of 787,724 shares of Holdings Common Stock (exclusive of options to purchase 792,234 shares granted to Mr. Socol and subject to stockholder approval) are issuable upon exercise of outstanding options and warrants. In addition, Holdings' Series A Preferred Stock, par value $0.01 per share (the "Preferred Stock"), under certain circumstances, is convertible into 162,500 shares of Holdings Common Stock. The Company does not presently intend to apply to list the Holdings Common Stock on any national securities exchange or The Nasdaq Stock Market. The Company believes that all of the shares of Holdings Common Stock held by Bay Harbour Management L.C. ("Bay Harbour"), Whippoorwill Associates, Inc. ("Whippoorwill") and Isetan could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). Resales under Rule 144 are subject to limitations relating to current public information, volume and manner of sales. Pursuant to a Registration Rights Agreement, Holdings has agreed to register under the Securities Act all shares of Holdings Common Stock held by Bay Harbour, Whippoorwill and, pursuant to piggyback registration rights, Isetan. See "Security Ownership of Certain Beneficial Owners and Management," in the Proxy Statement, which is incorporated herein by reference and which sets forth the number of shares of Holdings Common Stock owned by each of Bay Harbour, Whippoorwill and Isetan.

Holders

                  The number of record holders of Holdings Common Stock as of April 25, 2001 is 983.

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

Significant Stockholders

                  Bay Harbour and Whippoorwill collectively beneficially own approximately 77% of the outstanding shares of Holdings Common Stock. See "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement which is incorporated herein by reference. Accordingly, they may be in a position to control the outcome of actions requiring stockholder approval, including the election of directors. This concentration of ownership could also facilitate or hinder a negotiated change of control of Holdings and, consequently, have an impact upon the value of Holdings Common Stock. Further, the possibility that either Bay Harbour or Whippoorwill may determine to sell all or a large portion of their shares of Holdings Common Stock in a short period of time may adversely affect the market price of Holdings Common Stock. In addition, Bay Harbour and Whippoorwill have entered into a stockholders' agreement with respect to their ownership in, and the voting of the capital stock of, Holdings. See "Certain Relationships and Related Transactions.

                                                    29
ITEM 6.           SELECTED FINANCIAL DATA

Selected Historical Financial Data

                  The following table presents selected historical financial data as of and for the year ended February 3, 2001 ("Fiscal 2000"), Fiscal 1999, the six months ended January 30, 1999 and each of the three fiscal years in the period ended August 1, 1998. The selected historical data should be read in conjunction with the financial statements and the related notes and other information contained elsewhere in this Form 10-K, including information set forth herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  In conjunction with its emergence from Chapter 11, the Company changed its fiscal year-end to the Saturday closest to January 31. Previously, the fiscal year-end fell on the Saturday closest to July 31. A January fiscal year-end is in line with retail industry practice as it coincides with the end of the fall/holiday season. Unless otherwise specified, all historical information prior to August 1, 1998 reflects the July fiscal year-end. The Fall 1998 Stub Period represents the six month transition period to the new fiscal year.

                  The historical financial data as of and for each of the three fiscal years in the period ended August 1, 1998, each of the two fiscal years in the period ended February 3, 2001, and for the six months ended January 30, 1999 are derived from financial statements audited by Ernst & Young LLP, independent auditors. Information for the twelve months ended January 30, 1999 and the six months ended January 28, 1998 is derived from management's internal financial statements.

                             Successor Company                           Predecessor Company1
                            ---------------------                        ---------------------------------------------
                                                  Twelve
                            Fiscal     Fiscal     months      Six         Six        Fiscal     Fiscal      Fiscal
                            year       year       ended       months      months     year       year        year
                            Ended      ended      January     Ended       Ended      ended      ended       ended
                            February   January    30,         January     January    August 1,  August 2,   August 3,
                            3, 2001    29, 2000   1999(2)(3)  30, 1999(3) 28, 1998     1998       1997        1996
                            ------------------------------------------------------------------------------------------
                                                                ($ in thousands)
Income Statement Data
Net sales4                  $404,321   $365,577   $340,863    $181,657   $183,760   $342,967   $361,496    $ 366,424
Operating income (loss)       12,879      7,985      8,183      10,301     10,177      8,061    (15,030)     (29,415)
Net income (loss)2               610     (5,346)   (24,160)    277,576     (4,123)   (19,953)   (94,973)     (71,869)
Balance Sheet Data:
Working capital             $ 55,751   $ 48,547   $ 41,064    $ 41,064   $(20,216)  $(32,249)  $(19,443)   $  19,596
(deficiency)
Total assets                 323,859    324,482    343,954     343,954    212,637    217,043    216,246      264,828
Long-term debt                89,315    105,915    118,533     118,533        -          -          -           -
Redeemable preferred stock       500        500        500         500        -          -          -           -

Selected Operating Data
Comparable store net sales
   increase (decrease)           9.7%       9.0%       4.3%        1.0%       1.0%       9.3%      (1.0%)       4.5%
Number of stores
   Full-price stores               8          7          7           7          7          7         10          13
   Outlet stores                  10          9         13          13         13         13         10           7
                            ------------------------------------------------------------------------------------------
Total stores                      18         16         20          20         20         20         20          20


-------------------
1 Effective January 1999, the Company changed its fiscal year to coincide with the Saturday closest to the end of January.

2 For comparison purposes the twelve months ended January 30, 1999 (unaudited) was prepared using management's internal financial statements for the six months ended August 1, 1998 (unaudited) and the audited financial statements for the Fall 1998 Stub Period. The income statement data excludes the effects of the extraordinary item ($285,905) recorded in the Fall 1998 Stub Period.

3 The income statement data presented above reflects the results of operations for the Predecessor Company. The Plan became effective on January 28, 1999 and the results of operations for the Successor Company for the two-day period are immaterial and are not shown separately. The balance sheet data presented as of January 30, 1999 is that of the Successor Company.

4 Net sales excludes bulk sales of merchandise to jobbers in order to enhance comparability of data presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

                  The Company was profitable in Fiscal 2000. Sales for the year increased 10.6% to $404.3 million fueled by a comparable store sales increase of 9.7%. Selling, general and administrative expenses declined as a percentage of sales to approximately 40% from approximately 42% in the prior year. The combination of the above increased earnings before interest, taxes, depreciation and amortization ("EBITDA") to $30.9 million in Fiscal 2000 from $25.4 million in the prior year.

                  The table which follows includes a percentage reconciliation of net sales to EBITDA and also includes net income (loss) as a percentage of sales for Fiscal 2000 (53 weeks), Fiscal 1999 (52 weeks), the twelve months ended January 30, 1999 (unaudited), the six months ended January 30, 1999 and January 31, 1998 (unaudited) and Fiscal 1998 (52 weeks). The Company believes EBITDA is a useful statistic since it eliminates both the cost of the capital structure and non-cash charges (which can vary dramatically by company) from the operating results of the Company. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. While the table below excludes a reconciliation of EBITDA to net income (loss), the narratives that follow contain a discussion of interest expense, depreciation and amortization, and reorganization costs for the periods presented, as necessary.

                                               Successor Company  |             Predecessor Company
                                             ---------------------|---------------------------------------------
                                                                  |    Twelve      Six        Six
                                                                  |    months     Months     Months
                                               Fiscal     Fiscal  |    Ended      Ended      Ended     Fiscal
                                                2000       1999   |   1/30/99     1/30/99  1/31/98      1998
                                             ---------------------|---------------------------------------------
Net sales                                       100.0%     100.0% |     100.0%     100.0%    100.0%     100.0%
Cost of sales                                    53.6       52.7  |      53.4       52.6      51.1       52.5
                                             ---------------------|---------------------------------------------
Gross profit                                     46.4       47.3  |      46.6       47.4      48.9       47.5
                                                                  |
Selling, general and administrative                               |
     expenses (including occupancy               40.0       41.6  |      42.6       40.3      42.5       43.7
     expenses)(1)                                                 |
Other (income) expense, net                      (1.2)      (1.2) |      (1.1)      (1.1)     (1.8)      (1.4)
                                                                  |
                                             ---------------------|---------------------------------------------
Earnings before Interest, Taxes,                                  |
     Depreciation and Amortization (EBITDA)       7.6        6.9  |       5.1        8.2       8.2        5.2
Net income (loss)(2)                              0.2%      (1.5)%|      (7.0)%    152.0%     (2.2)%     (5.8)%
                                             =====================|=============================================



---------------------------
1 Selling, general and administrative expenses in 2000 include the benefit of a $1.5 million reversal of a Predecessor Company liability favorably settled in the current year. Excluding such amount, the category as a percent of sales would have been 40.3%.

2 Net income for the six months ended January 30, 1999 includes the effect of an extraordinary gain on discharge of debt of $285.9 million. Net income for the twelve months ended January 30, 1999 excludes the effect of the aforementioned extraordinary gain for comparability purposes.

REORGANIZATION PERIOD

                  Prior to the Effective Date, the Company's financial results were impacted as a result of its filing for reorganization under Chapter 11 of the Bankruptcy Code on the Filing Date. After the Filing Date, the Company devoted a significant amount of time to analyzing its cost structure to develop cost-reduction initiatives to improve the overall financial condition and operating results of the Company. During the reorganization period, the Company incurred significant reorganization costs principally related to the closure of under-performing stores, professional fees for legal, accounting and business advisory services, payroll and related costs including termination costs and a key employee retention program, and other reorganization costs.

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

                  The balance sheet information at January 30, 1999 included under "Selected Historical Financial Information" reflects the Plan and the application of the principles of "fresh start" reporting in accordance with the provisions of SOP 90-7. Accordingly, such financial information is not comparable to the Company's historical financial information prior to the Effective Date.

                  For further information regarding the reorganization period, the Plan, and Fresh-start reporting, see Note 12 to the Consolidated Financial Statements.

Fiscal 2000 Compared to Fiscal 1999

                  Net Sales for Fiscal 2000 (including $2.5 million related to new stores) were $404.3 million compared to $366.8 million in Fiscal 1999, an increase of 10.2%. Fiscal 2000 included 53 weeks; after adjusting for the impact of the 53rd week in Fiscal 2000, sales increased 8.7%. Exclusive of bulk sales of merchandise to jobbers ("Bulk Sales") of $1.2 million in Fiscal 1999, sales to the Company's core consumers through its stores increased 9.1%. Net sales for Fiscal 2000 and Fiscal 1999 also includes $0.2 million and $4.9 million, respectively, generated from stores closed under the Company's store closing program, completed in March 2000. Comparable store sales increased approximately 9.7% in Fiscal 2000 principally due to a comparable store increase of 12.3% in the full-price and outlet stores offset by reduced sales in the Company's warehouse sale events attributed, in part, to an abbreviated selling period for certain of the events. Though sales trends weakened in the fourth quarter, the Company's sales for the year generally benefited from a strong economy, a strong flow of new receipts into the stores, increased advertising and marketing efforts, strong trends in certain merchandise classifications including men's casual and designer sportswear and women's ready-to-wear and jewelry, as well as the continuing efforts to initiate markdowns in a timely fashion.

                  Gross profit on sales increased 8.1% to $187.6 million in Fiscal 2000 from $173.5 million in Fiscal 1999, primarily due to the increased sales volume. As a percentage of net sales, gross profit was 46.4% in Fiscal 2000 compared to 47.3% in the prior year. The decline from the prior year principally relates to the effect of increased markdowns and inventory reserves in light of the softening sales trends.

                  Selling, general and administrative expenses, including occupancy expenses, increased 6.0% in Fiscal 2000 to $161.5 million from $152.4 million in Fiscal 1999. This increase was principally driven by higher personnel costs of $5.4 million associated in part with annual wage increases; higher energy costs including a $0.7 million increase in utilities; and increases in certain expenses, such as commission costs, third party credit card fees and customer loyalty program expenses associated with the increased sales volume. In addition, advertising costs increased $2.9 million from the year ago period to 1.6% of sales in Fiscal 2000 from 1.0% in Fiscal 1999 as part of the Company's continuing efforts to both drive sales and strengthen its brand equity. These increases were partially offset by a $1.5 million reversal of a Predecessor Company liability favorably settled in the current year. As a percent of sales, selling, general and administrative expenses declined to 40.0% in Fiscal 2000 from 41.6% in the prior year principally due to tighter management and leveraging of expenses against the approximate 10% increase in sales.

                  Depreciation and amortization expense increased 3.4% in Fiscal 2000 to $18.0 million from $17.4 million in the prior year. This increase was primarily due to higher depreciation on new assets placed in service.

                  Interest expense, net decreased 9.6% in Fiscal 2000 to $11.7 million from $13.0 million a year ago. Interest associated with borrowings under the Company's credit facility declined principally as a result of lower average borrowings. Average borrowings under the credit facility for Fiscal 2000 and Fiscal 1999 were $44.4 million and $62.9 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 12.2% and 11.2%, respectively, in the comparable periods.

                  The Company's net income for Fiscal 2000 was $0.6 million compared to a loss of $5.3 million in Fiscal 1999. Basic and diluted net income per common share for Fiscal 2000 was $0.04 per common share compared to a $0.42 loss per common share in Fiscal 1999.

Fiscal 1999 Compared to the Twelve Months Ended January 30, 1999

                  Fiscal 1999 represents the first full year of operation for the Company subsequent to its emergence from Bankruptcy on the Effective Date. The primary settlements in the Plan impacting comparability and the 1999 operating results are those reached with Isetan and the Equipment Lessors. These settlements are more fully described in Note 12 to the Consolidated Financial Statements. In accordance with the Isetan settlement and the amended flagship leases, rent expense for these properties increased to approximately $15.8 million in 1999 compared to approximately $9.2 million in the prior twelve month period. In accordance with the Equipment Lessors settlement, the Company became the owner of the Equipment underlying the related leases eliminating approximately $5.5 million in rental payments in 1999. Both of these items are included in selling, general and administrative expenses, therefore, the net impact was an approximate $1.1 million increase to this expense caption. Additional factors impacting comparability was the closure of four outlet stores in Fiscal 1999, which contributed to a $2.6 million decline in year over year sales and the closure of the Costa Mesa, California full-price store in July 1998 generating a year over year sales decline of approximately $2.9 million.

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

                  Net Sales for Fiscal 1999 were $366.8 million compared to $344.8 million last year, an increase of 6.4%. Bulk sales of merchandise to jobbers ("Bulk Sales") was $1.2 million in Fiscal 1999 compared to $3.9 million in the prior 12 month period. Exclusive of these sales, sales to the Company's core consumers through its stores increased 7.3%. Net sales for Fiscal 1999 also includes $4.9 million generated from stores closed under the Company's store closing program, completed in March 2000. Comparable store sales increased approximately 9.0% in Fiscal 1999 principally due to a comparable store increase of 9.2% in the full-price stores. The Company's sales benefited from a strong economy as well as a strong flow of new receipts into the stores, the introduction of new vendor resources, strong trends in certain merchandise classifications including men's tailored clothing and women's accessories, as well as the implementation of a strategy to initiate markdowns in a more timely fashion to maximize inventory turn.

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

                  Selling, general and administrative expenses, including occupancy expenses, increased 3.8% in Fiscal 1999 to $152.4 million from $146.9 million in the prior twelve months. Selling, general and administrative expenses declined to 41.6% of sales in Fiscal 1999 from 42.6% in the prior twelve months principally due to tighter management and leveraging of expenses.

                  Selling, general and administrative expenses in the twelve months ended January 30, 1999 were impacted by year-end adjustments made to certain employee benefit costs. The most significant items impacted were pension expense which increased approximately $.8 million, and medical costs which increased approximately $.6 million. These increases were partially offset by a $1.1 million reduction in union pension expense as a result of a non-recurring charge recorded in the prior twelve month period, approximating $.9 million, to effectuate the withdrawal from one of the union-sponsored multi employer pension plans. There was no comparable charge in Fiscal 1999. Further, increases in costs such as legal fees, due in part to incremental services provided as a public registrant as well as renegotiations of several union contracts, and commission expense and credit card fees, in connection with the aforementioned sales growth, and occupancy costs in line with contractual inflationary increases, were offset in part by the non-recurring costs related to prior store closures.

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

                  Depreciation and amortization expense increased 84.2% in Fiscal 1999 to $17.4 million from $9.5 million in the prior twelve months. This increase was primarily due to the amortization of the excess reorganization value.

                  Interest expense increased 16.3% in Fiscal 1999 to $13.0 million from $11.1 million in the prior twelve months. Interest associated with borrowings under the Company's credit facility declined significantly from the interest expense associated with the borrowings of the Predecessor Company under the debtor in possession credit agreement due to a lower effective interest rate, driven by a reduction in the portion of interest expense associated with the amortization of related bank fees, as well as lower average borrowings. This reduction was offset by approximately $6.4 million of interest expense associated with the new notes issued pursuant to the Plan of Reorganization.

                  Average borrowings under the Revolving Credit Facility for Fiscal 1999 and under the Predecessor Company's debtor in possession credit agreement for the twelve months ended January 30, 1999 were $62.9 million and $75.5 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 11.2% in Fiscal 1999 compared to 13.6% in the comparable period of the prior year.

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

LIQUIDITY AND CAPITAL

Liquidity and Capital Resources

                  Cash Provided by (Used in) Operations and Working Capital. For the reporting periods below, net cash provided by (used in) operations was as follows ($ in thousands):

                                                                    Twelve
                                                                     Months      Six Months    Six Months
                                         Fiscal        Fiscal        Ended         Ended         Ended        Fiscal
                                          Year          Year        Jan. 30,      Jan. 30,      Jan. 31,       Year
                                          2000          1999          1999          1999          1998         1998
                                       ------------ ------------- ------------ ------------- ------------- ------------
Net income (loss)                        $    610     $ (5,346)     $261,746     $277,576      $ (4,123)     $(19,953)
Depreciation and amortization              19,107       18,456        11,328        5,259         7,364        13,433
Other non-cash charges                      2,999        4,307      (289,324)    (290,768)         (115)        1,329
Changes in current assets and liabilities     326       (2,412)      (10,435)     (10,317)       (5,135)       (5,253)
                                       ------------ ------------- ------------ ------------- ------------- ------------
Net cash provided by (used in)
         operating activities            $ 23,042     $ 15,005      $(26,685)    $(18,250)     $ (2,009)     $(10,444)
                                       ============ ============= ============ ============= ============= ============

                  In the periods presented, the Company's primary source of liquidity has been borrowings under various credit facilities (see description of the various credit facilities in the following section). However, continued operating improvements and enhanced credit support from the vendor community have lessened the Company's dependence on this source of liquidity.

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

                  Due to the items described above, prior to the Effective Date, the Company had a working capital deficiency after the first post chapter 11 fiscal year-end through the emergence from chapter 11 on January 28, 1999. The Company's working capital position at each year-end or period is as follows ($ in thousands):

                                 At             At             At       |       At             At             At
                            Feb. 3, 2001   Jan. 29, 2000  Jan. 30, 1999 | Jan. 28, 1999   Jan. 31, 1998  August 1, 1998
                            ------------   -------------  ------------- | -------------   -------------  --------------
Working capital                                                         |
(deficiency)                   $55,751        $48,547        $41,064    |   $(40,316)       $(20,216)      $(32,249)
                            ============== ============== ==============| =============== ============== ==============

                  Working capital (deficiency) for all periods above are inclusive of the amount then outstanding on the credit facilities that existed at the time, except for February 3, 2001 and January 30, 1999, where the amounts then outstanding on the credit facility of $32,232,000, and $49,177,000, respectively, are classified as long term. The classifications are based on the terms of the credit facilities that existed at the time.

                  For the reporting periods below, net cash (used in) provided by financing activities was as follows:

     ($ in thousands)        Fiscal          Fiscal     | Twelve Months    Six Months     Six Months        Fiscal
                              Year            Year      |     Ended          Ended           Ended           Year
                              2000            1999      | Jan. 30, 1999  Jan. 30, 1999   Jan. 31, 1998       1998
                          -------------- ---------------| -------------- --------------- -------------- ---------------
 Net cash (used in)                                     |
         provided by                                    |
    financing activities     $(9,750)       $(7,911)    |    $36,051        $26,902          $2,175        $11,324
                          ============== ===============|============== =============== ============== ===============

                  Net cash used in financing activities for Fiscal 2000 and Fiscal 1999 includes approximately $7 million and $5 million, respectively, from the exercise of stock options and warrants principally by Bay Harbour and Whippoorwill.

                  Capital Expenditures. The Company incurred approximately $8,500,000 for Capital Expenditures for Fiscal 2000. Of the total capital expenditures, $6,065,000 represented leasehold improvements, $1,646,000 was spent on furniture, fixtures and equipment and $789,000 was spent on management information systems.

                  A significant portion of the amount spent pertained to building out and reconfiguring existing retail space and new store openings. Included in Fiscal 2000 are costs associated with the reconfiguration of certain space at the New York flagship store in connection with the planned relocation of the existing restaurant and cosmetics businesses, as well as the expansion of the main floor women's accessories business. In addition, the Company began implementing a project to replace all the point of sale registers in its retail facilities. This project is expected to be completed in the third quarter of fiscal 2001. Notwithstanding this project, significant additional capital expenditures will be required for the Company to upgrade its management information systems.

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

                  Revolving credit availability is calculated as a percentage of eligible inventory (including undrawn letters of credit) and Barneys New York credit card receivables plus $20,000,000 in Trademark availability (such amount subject to a downward adjustment as defined). The amount of Trademark availability at the end of February 2, 2002 will be $10,000,000. Interest rates on the Credit Agreement are either the Base Rate (as defined) plus 1.25% or LIBOR plus 2.25%, subject to adjustment after the first year. The Credit Agreement also provides for a fee of 1.25% to 1.75% per annum on the daily average letter of credit amounts outstanding and a commitment fee of 0.375% on the unused portion of the facility.

                  The Credit Agreement contains various financial covenants principally relating to net worth, leverage, earnings and capital expenditures as outlined below. With the exception of the capital expenditures covenant, which is a covenant measured on an annual basis, the remaining covenants discussed herein are required to be measured on a quarterly basis. During the fiscal year-ending February 2, 2002, the Credit Agreement covenants do not allow for any material deviation from the Company's business plan for such year. As of February 3, 2001, the Company was in compliance with each of the covenants contained in the Credit Agreement.

                  Minimum consolidated net worth. Shall not be less than $140,000,000 through 2000 and $150,000,000 through 2002.

                  Leverage ratio. On a consolidated basis, as determined as of the last day of each fiscal quarter for the twelve-month period ending on such day, shall not be greater than 7.0 at February 3, 2001; 4.5 at the end of 2000;
3.5 at the end of 2001; and 3.0 at the end of 2002.

                  Minimum consolidated EBITDA. As of the last day of each fiscal quarter for the trailing twelve-month period ending on such day, EBITDA shall not be less than certain minimum amounts, subject to escalation during the fiscal year. The minimum amount at the end of Fiscal 1999 is $20,000,000; $25,000,000 at the close of Fiscal 2000; $30,000,000 at the close of Fiscal 2001; and $35,000,000 at the close of Fiscal 2002.

                  Capital Expenditures. The Company's total capital expenditures for Fiscal 2000 were capped at $7,500,000 with gradual increases throughout the term of the agreement, and are subject to upward adjustment and, if certain conditions are met, may be eligible for carryover to a future period. For Fiscal 2001, the cap on capital expenditures is $7,750,000 subject to upward adjustments.

                  At February 3, 2001, the Company had approximately $38,788,000 of availability under the Credit Agreement, after consideration of $32,232,000 of revolving loans and $25,731,000 of letters of credit outstanding.

                  Effective March 2001, the Company and the lenders under the Revolving Credit Facility entered into an amendment reducing the earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant for the second and third quarters of Fiscal 2001 each by $5 million to $25 million.

                  Effective June 1999 and March 2000, the Company and the lenders under the Revolving Credit Facility entered into amendments thereto adjusting the definition of earnings before interest, taxes, depreciation and amortization ("EBITDA") to allow for the inclusion of up to $3 million of cash equity contributed to the Company during the fiscal year ended January 29, 2000 and the succeeding two fiscal years as part of EBITDA, as defined.

                  Management believes that it will be in compliance with the financial covenants contained in the Credit Agreement for the fiscal year ending February 2, 2002. However, any material deviations from the Company's forecasts could require the Company to seek additional waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.

                  During fiscal year 1996 through January 28, 1999, the Company's working capital was provided by various credit facilities in effect during the period. Credit facilities that existed at the Filing Date were ultimately not repaid in full, but settled as part of the Plan. During the Chapter 11 period, the Company entered into two debtor-in-possession credit facilities, the first of which was repaid in full pursuant to a refinancing on July 16, 1997 and the second which was repaid in full pursuant to the Credit Agreement dated January 28, 1999.


Seasonality

                  The Company's business is seasonal, with higher sales and earnings occurring in the quarters ending in October and January of each year. These two quarters, which include the holiday selling season, coincide with the Company's fall selling season. Additionally, net sales and cash flow are favorably impacted in the quarters ending in April and October by the seasonal warehouse sale events in New York and Santa Monica.

                  The following table sets forth sales and net income (loss) for Fiscal 2000 and Fiscal 1999. This quarterly financial data is unaudited but gives effect to all adjustments necessary, in the opinion of management of the Company, to present fairly this information. In addition, EBITDA is presented in accordance with the definition above.

                                      2000 - Quarter Ended                        1999 - Quarter Ended
                           ----------------------------------------------------------------------------------------
     ($ in thousands)       4/29/00    7/29/00   10/28/00    2/3/01    5/1/99    7/31/99    10/30/99     1/29/00
                           ----------------------------------------------------------------------------------------
Net Sales                   $96,611    $84,252   $110,228   $113,230   $85,841   $77,923    $ 100,988   $ 102,050

As % of period                  23%        21%       28%        28%        23%       21%        28%         28%

EBITDA                      $ 6,473    $ 3,714   $ 10,865   $  9,854   $ 3,664   $   605    $   9,935   $  11,221

Net Income (loss)              (934)    (3,589)     3,283      1,850    (3,791)   (6,983)       2,151       3,277
                           ========================================================================================


                                        Six months ended
                                        January 30, 1999                        1998 - Quarter Ended
                                      ---------------------           ------------------------------------------
     ($ in thousands)                 10/31/98   1/30/99               11/1/97   1/31/98    5/2/98     8/1/98
                                      ---------------------           ------------------------------------------

Net Sales                              $91,640   $90,975               $95,890   $87,870    $90,277   $71,898

As % of period                             50%       50%                   28%       25%        26%       21%

EBITDA                                 $ 7,380   $ 7,592               $ 7,813   $ 7,201    $ 3,463   $  (781)

Net Income (loss)                           94   277,482                (2,438)   (1,685)    (4,792)  (11,039)
                                      =====================           ==========================================

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

Foreign Currency Risk

                  The Company periodically enters into foreign exchange forward contracts and option contracts to hedge some of its foreign exchange exposure. The Company's objective in managing the exposure to changes in foreign currency exchange is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. The Company uses such contracts to hedge exposure to changes in foreign currency exchange rates, primarily in Western Europe, associated with purchases denominated in foreign currency. The principal currencies hedged are the Euro, Italian lira, German mark, British pound, and the French franc. A uniform 10% weakening as of January 29, 2000 in the value of the dollar relative to the currencies in which the purchases are denominated would have resulted in a $8.7 million decrease in gross profit for fiscal year-ended February 3, 2001. Comparatively, the result of a uniform 10% weakening as of January 31, 1999 in the value of the dollar relative to the currencies in which the purchases are denominated would have resulted in a $7.7 million decrease in gross profit for Fiscal 2000.

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

Interest Rate Risk

                  The Company's earnings are affected by changes in short-term interest rates as a result of its revolving credit agreement. If short-term interest rates averaged 2% more in Fiscal 2000, the Company's interest expense would have increased, and income before taxes would decrease by $0.9 million. Comparatively, if short-term interest rates averaged 2% more in Fiscal 1999, the Company's interest expense would have increased, and loss before taxes would have increased by $2.1 million. In the event of a change of such magnitude, management would likely take actions to mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data listed below are included in the report on the page indicated.

                                      Index
Report of Independent Auditors.......................................................................  F-1

Audited Consolidated Financial Statements:

Consolidated Balance Sheets as of February 3, 2001, January 29, 2000,
     and January 30, 1999............................................................................  F-2
Consolidated Statements of Operations for fiscal years-ended February 3, 2001,
     January 29, 2000, the six months ended January 30, 1999, and fiscal year 1998...................  F-3
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for fiscal years-ended February 3, 2001, January 29, 2000, the six months ended January 30, 1999 and fiscal year 1998......................................  F-4
Consolidated Statements of Cash Flows for  fiscal years-ended February 3, 2001,
     January 29, 2000, the six months ended January 30, 1999, and fiscal year 1998...................  F-5
Notes to Consolidated Financial Statements...........................................................  F-6
Schedule II - Valuation and Qualifying Accounts...................................................... F-37

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of Holdings to be held on June 20, 2001 (the "Proxy Statement"), which section (other than the Compensation Committee Report and the Audit Committee Report) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after February 3, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                  The information required with respect to executive officers is set forth in Part I of this report under the heading "Executive Officers of the Registrant," pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.


ITEM 11.          EXECUTIVE COMPENSATION

                  Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section (other than the Compensation Committee Report and the Audit Committee Report) is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Reference is made to the information to be set forth in the section entitled "Voting Rights" and "Security Ownership of Management" in the Proxy Statement, which sections are incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section (other than the Compensation Committee Report and the Audit Committee Report) is incorporated herein by reference.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a)      (1) and (2) -     The response to this portion of Item 14 is submitted as a separate section of this report entitled "List of Financial Statements and Financial Statement Schedules."
         (3)      Exhibits:

Exhibit                                                  Name of Exhibit
2.1                 Second Amended Joint Plan of Reorganization for Barney's, Inc. ("Barneys") and certain of its affiliates proposed by Whippoorwill Associates, Inc. ("Whippoorwill"), Bay
                    Harbour Management L.C. ("Bay Harbour") and the Official Committee of Unsecured
                    Creditors dated November 13, 1998 (the "Plan of Reorganization") (1)
2.2                 Supplement to the Plan of Reorganization dated December 8, 1998 (1)
2.3                 Second Supplement to the Plan of Reorganization dated December 16, 1998 (1)
3.1                 Certificate of Incorporation of Barneys New York, Inc. ("Holdings"), filed with the Secretary of State of the State of Delaware on November 16, 1998 (1)
3.2                 Certificate of Designation for Series A Preferred Stock of Holdings filed with the Secretary of State of the State of Delaware on December 24, 1998 (1)
3.3                 By-laws of Holdings (1)
4.1                 Specimen of Holdings' Common Stock Certificate (1)
10.1                Credit Agreement, among Barneys, Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco
                    All-American Sportswear Corp., BNY Licensing Corp. and Barneys America (Chicago) Lease Corp.,
                    as Borrowers, the lenders party thereto, Citicorp USA, Inc. ("CUSA"), as Administrative Agent
                    for such lenders, and General Electric Capital Corporation, as Documentation Agent (the
                    "Credit Agreement"), dated as of January 28, 1999 (1)
10.2                First Amendment to the Credit Agreement dated as of March 23, 1999 (1)
10.3                Second Amendment to the Credit Agreement dated as of June 2, 1999 (2)
10.4                Third Amendment to the Credit Agreement dated as of November 30, 1999 (3)
10.5                Fourth Amendment to the Credit Agreement dated as of March 17, 2000 (5)
10.6                Fifth Amendment to the Credit Agreement dated as of  March 30, 2001 (7)
10.7                Guarantee by Holdings in favor of CUSA as the Administrative Agent dated as of January
                    28, 1999 (1)
10.8                Security Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of
                    January 28, 1999 (1)
10.9                Pledge Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January
                    28, 1999 (1)
10.10               Pledge Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of
                    January 28, 1999 (1)
10.11               Security Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of
                    January 28, 1999 (1)
10.12               Trademark Security Agreement by Barneys and BNY Licensing Corp. in favor of CUSA as the
                    Administrative Agent dated as of January 28, 1999 (1)



10.13          Cash Collateral Pledge Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)
10.14          Pledge Agreement by Barneys America, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)
10.15          Security Agreement by Barneys America, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)
10.16          Security Agreement by PFP Fashions Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)
10.17          Security Agreement by Barneys (CA) Lease Corp. in favor of CUSA as the Administrative
               Agent dated as of January 28, 1999 (1)
10.18          Security Agreement by Barneys (NY) Lease Corp. in favor of CUSA as the Administrative
               Agent dated as of January 28, 1999 (1)
10.19          Security Agreement by Basco All-American Sportswear Corp. in favor of CUSA as the
               Administrative Agent dated as of January 28, 1999 (1)
10.20          Security Agreement by Barneys America (Chicago) Lease Corp. in favor of CUSA as the
               Administrative Agent dated as of January 28, 1999 (1)
10.21          Security Agreement by BNY Licensing Corp. in favor of CUSA as Administrative Agent dated as of
               January 28, 1999 (1)
10.22          Subordinated Note issued by Barneys and payable to Isetan of America, Inc. ("Isetan") dated
               January 28, 1999 (the "Isetan Note") (1)
10.23          Guarantee by Holdings of the Isetan Note dated January 28, 1999 (1)
10.24          Subordinated Note issued by Barneys and payable to Bi-Equipment Lessors LLC, dated January 28,
               1999 (the "Bi-Equipment Lessors Note") (1)
10.25          Guarantee by Holdings of the Bi-Equipment Lessors Note dated as of January 28, 1999 (1)
10.26          Security Agreement by Barneys in favor of Bi-Equipment Lessors LLC dated as of January 28,
               1999 (1)
10.27          License Agreement among Barneys, BNY Licensing Corp. and Barneys Japan Co. Ltd. dated as of
               January 28, 1999 (1)
10.28          Stock Option Plan for Non-Employee Directors effective as of March 11, 1999. (1)
10.29          Employee Stock Option Plan (6)
10.30          Registration Rights Agreement by and among Holdings and the Holders party thereto dated as of January 28, 1999 (the "Registration Rights Agreement)  (1)
10.31          Amendment No.1 dated as of February 1, 2000, to the Registration Rights Agreement (3)
10.32          Letter Agreement, dated January 28, 1999, among Bay Harbour, Whippoorwill, Isetan and Holdings
               (4)
10.33          Employment Agreement between Holdings and Howard Socol effective as of January 8, 2001 (7)

10.34          Registration Rights Agreement between Holdings and Howard Socol dated as of January 8, 2001 (7)




Exhibit                                                  Name of Exhibit

21                  Subsidiaries of the registrant (7)

23                  Consent of Independent Auditors (7)


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

(2) Incorporated by reference to Barneys' Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.

(3) Incorporated by reference to Amendment No. 2 to the Form 10 filed with the Commission on February 15, 2000.

(4) Incorporated by reference to Amendment No. 1 to the Form 10 filed with the Commission on October 13, 1999.

(5) Incorporated by reference to Amendment No. 3 to the Form 10 filed with the Commission on April 21, 2000.

(6) Incorporated by reference to Exhibit A to the Proxy Statement of the Company for its annual meeting of Stockholders held on June 27, 2000.

(7)      Filed herewith.

                  (b) - Reports on Form 8-K - On January 10, 2001 the Company filed a report under Item 5, Other Events, on Form 8-K, incorporating by reference the Company's press release announcing the appointment of Howard Socol as President, Chairman and Chief Executive Officer.

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

                                 Date:    May 1, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                Name                            Date


/s/ Shelley F. Greenhaus                     May 1, 2001
-------------------------------
Shelley F. Greenhaus
Director


/s/John Halpern                              May 1, 2001
-------------------------------
John Halpern
Director


/s/Yasuo Okamoto                             May 1, 2001
---------------------------
Yasuo Okamoto
Director


/s/Allen I. Questrom                         May 1, 2001
-------------------------------
Allen I. Questrom
Director


/s/Howard Socol                              May 1, 2001
-------------------------------
Howard Socol
Chairman, President, Chief
Executive Officer and Director


/s/Carl Spielvogel                           May 1, 2001
-------------------------------
Carl Spielvogel
Director

/s/David A. Strumwasser                      May 1, 2001
-------------------------------
David A. Strumwasser
Director


/s/Robert J. Tarr, Jr.                       May 1, 2001
-------------------------------
Robert J. Tarr, Jr.
Director


/s/Douglas P. Teitelbaum                     May 1, 2001
-------------------------------
Douglas P. Teitelbaum
Director


/s/Steven A. Van Dyke                        May 1, 2001
-------------------------------
Steven A. Van Dyke
Director


/s/Shelby S. Werner                          May 1, 2001
-------------------------------
Shelby S. Werner
Director


/s/Steven M. Feldman                         May 1, 2001
-------------------------------
Steven M. Feldman
Executive Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

                           Annual Report on Form 10-K

                       Item 14(a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules




                           Year-ended February 3, 2001

                             Barneys New York, Inc.

                               New York, New York

Form 10-K--Item 14(a) (1) and (2)

BARNEYS NEW YORK, INC. AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Barneys New York, Inc. and subsidiaries, and Barney's, Inc. and subsidiaries, included in the Annual Report on Form 10-K of the Company for the year ended February 3, 2001, are incorporated by reference in Item 8:

Consolidated Balance Sheets--February 3, 2001, January 29, 2000 and January 30,
         1999

Consolidated Statements of Operations--
         Year ended February 3, 2001, January 29, 2000, six months ended January 30, 1999, and the fiscal year ended August 1, 1998

Consolidated Statements of Changes in Stockholders' Equity (Deficit) -- Year ended February 3, 2001, January 29, 2000, six months ended January 30, 1999, and the fiscal year ended August 1, 1998

Consolidated Statements of Cash Flows
         Year ended February 3, 2001, January 29, 2000, six months ended January 30, 1999 and the fiscal year ended August 1, 1998

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

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Barneys New York, Inc.

We have audited the accompanying consolidated balance sheets of Barneys New York, Inc. and subsidiaries as of February 3, 2001, January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, cash flows, and changes in stockholder's equity (deficit) for the fiscal year-ended February 3, 2001 and January 29, 2000 (Successor Company), and the six months ended January 30, 1999 and the fiscal year ended August 1, 1998 (Predecessor Company). Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As more fully described in Note 12 to the consolidated financial statements, effective January 28, 1999, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on December 21, 1998. Accordingly, the accompanying January 30, 1999 balance sheet was prepared in conformity with AICPA Statement of Position 90-7 "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 12.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barneys New York, Inc. and subsidiaries as of February 3, 2001, January 29, 2000 and January 30, 1999, and the consolidated results of their operations and their cash flows for the fiscal years ended February 3, 2001, January 29, 2000 and the six months ended January 30, 1999 and for the fiscal year ended August 1, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP



New York, New York
April 5, 2001

                     Barneys New York, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                   February 3,       January 29,      January 30,
                                                                       2001             2000              1999
                                                                 ----------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                       $     17,369     $     10,333      $      6,824
   Restricted cash                                                          200            2,443             5,082
   Receivables, less allowances of $4,328,  $3,599, and $4,356           27,731           28,134            27,841
   Inventories                                                           61,232           58,689            65,551
   Other current assets                                                   9,194            6,454             6,347
                                                                 ----------------------------------------------------
          Total current assets                                          115,726          106,053           111,645
Fixed assets at cost, less accumulated depreciation
   and amortization of $17,585, $8,406 and $0                            48,170           48,974            51,356
Excess reorganization value, less accumulated
   amortization of $17,581,  $8,840 and $0                              158,230          166,970           177,767
Other assets                                                              1,733            2,485             3,186
                                                                 ----------------------------------------------------
                                                                   $    323,859     $    324,482      $    343,954
                                                                 ====================================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                $     24,615     $     15,760      $     15,996
   Accrued expenses                                                      35,360           41,746            54,585
                                                                 ----------------------------------------------------
         Total current liabilities                                       59,975           57,506            70,581

Long-term debt                                                           89,315          105,915           118,533
Other long-term liabilities                                              12,276            6,565                -

Series A Redeemable Preferred Stock - Aggregate
     liquidation preference $2,000                                          500              500               500

Commitments and contingencies

Shareholders' equity:
   Common stock -- $.01 par value; authorized
     25,000,000 shares -- issued 13,903,227 shares
     13,076,266 shares and 12,500,000 shares                                139              131               125
   Additional paid-in capital                                           166,390          159,211           154,215
   Retained deficit                                                      (4,736)          (5,346)                -
                                                                 ----------------------------------------------------
         Total shareholders' equity                                     161,793          153,996           154,340
                                                                 ----------------------------------------------------

                                                                   $    323,859     $    324,482      $    343,954
                                                                 ====================================================


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                              Successor Company      |     Predecessor Company
                                                                                     |  Six months        Fiscal
                                                              Fiscal Year Ended      |     Ended        Year Ended
                                                          February 3,   January 29,  |  January 30,     August 1,
                                                             2001          2000      |     1999            1998
                                                         ----------------------------|-------------------------------
 Net sales                                               $     404,321 $     366,802 |$     182,615   $    345,935
 Cost of sales                                                 216,725       193,287 |       96,042        181,723
                                                         ----------------------------|-------------------------------
                                                                                     |
      Gross profit                                             187,596       173,515 |       86,573        164,212
                                                                                     |
 Expenses:                                                                           |
    Selling, general and administrative (including                                   |
      occupancy expense of $29,120, $30,524, $11,728,                                |
      and $25,453)                                             161,523       152,445 |       73,634        151,191
    Depreciation and amortization                               18,027        17,440 |        4,671          9,635
    Royalty income and foreign exchange gains                        -             - |            -         (1,653)
    Other - net                                                 (4,833)       (4,355)|       (2,033)        (3,022)
                                                         ----------------------------|-------------------------------
 Income before interest and financing costs,                                         |
    reorganization costs, income taxes                                               |
    and extraordinary item                                      12,879         7,985 |       10,301          8,061
                                                                                     |
 Interest and financing costs (excludes contractual                                  |
    interest of $0, $0, $11,012, and $22,024)                   11,723        12,968 |        4,758         11,967
                                                         ----------------------------|-------------------------------
 Income (loss) before reorganization costs,                                          |
     income taxes and extraordinary item                         1,156        (4,983)|        5,543         (3,906)
                                                                                     |
 Reorganization costs                                                -             - |       13,834         15,970
                                                         ----------------------------|-------------------------------
 Income (loss) before income taxes and extraordinary                                 |
      item                                                       1,156        (4,983)|       (8,291)       (19,876)
                                                                                     |
 Income taxes                                                      546           363 |           38             77
                                                         ----------------------------|-------------------------------
                                                                                     |
    Income (loss) before extraordinary item                        610        (5,346)|       (8,329)       (19,953)
                                                                                     |
 Extraordinary item - gain on debt discharge                         -             - |      285,905              -
                                                         ----------------------------|-------------------------------
                                                                                     |
        Net income (loss)                                $         610 $     (5,346) |$     277,576   $     (19,953)
                                                         ============================|===============================

 Basic and diluted earnings per share                    $        0.04 $      (0.42)
                                                         ============================

 Weighted average number of common shares                      13,627        12,596
                                                         ============================

The accompanying notes to consolidated financial statements are an integral part of these financial statements

                     Barneys New York, Inc. and Subsidiaries

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                 (In thousands)

                                         Common                Preferred
                                      Stock Issued            Stock Issued        Additional    Retained
                                 --------------------------------------------      Paid-in      Earnings
                                   Shares      Amount     Shares       Amount      Capital     (Deficit)      Total
                                 ---------------------------------------------------------------------------------------
Predecessor Company
Balances at August 2, 1997                9  $      171        328  $   32,770   $     38,950 $  (519,572)   $ (447,681)
Net Loss                                              -                      -              -     (19,953)      (19,953)
                                 ---------------------------------------------------------------------------------------
Balances at August 1, 1998                9         171        328       32,770        38,950    (539,525)     (467,634)
Net income for the six months
  ended January 30, 1999                              -                      -              -     277,576       277,576
Contribution of Capital (Notes
  8 and 12)                                           -                      -              -      12,000        12,000
Elimination of Predecessor
  Company Equity                         (9)       (171)      (328)    (32,770)       (38,950)    249,949       178,058
Issuance of Successor
  Company stock and warrants         12,500         125          -           -        154,215           -       154,340
                                 ---------------------------------------------------------------------------------------
Successor Company
Balances at January 30, 1999         12,500         125          -           -        154,215           -       154,340
Net loss for Fiscal 1999                  -           -          -           -            -        (5,346)       (5,346)
Exercise of Stock Options and
  Warrants                              576           6          -           -          4,996           -         5,002
                                 ---------------------------------------------------------------------------------------
Balances at January 29, 2000         13,076         131          -           -        159,211      (5,346)      153,996
Net income for Fiscal 2000                -           -          -           -            -           610           610
Exercise of Stock Options and
  Warrants                              827           8          -           -          7,179           -         7,187
                                 ---------------------------------------------------------------------------------------
Balances at February 3, 2001         13,903  $      139          -  $        -   $    166,390 $    (4,736)   $  161,793
                                 =======================================================================================


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                               Successor Company       |       Predecessor Company
                                                                                       |   Six Months        Fiscal
                                                               Fiscal Year Ended       |      Ended        Year Ended
                                                          February 3,     January 29,  |   January 30,      August 1,
                                                              2001            2000     |      1999            1998
                                                        -------------------------------|---------------------------------
Cash flows from operating activities:                                                  |
Net income (loss)                                       $         610    $      (5,346)|   $   277,576     $   (19,953)
Adjustments to reconcile net income (loss) to net cash                                 |
    provided (used) in operating activities:                                           |
  Reorganization items:                                                                |
   Extraordinary gain on debt discharge                             -                - |      (285,905)              -
   Real estate losses and asset write-offs, net                     -                - |             -              29
  Depreciation and amortization                                19,107           18,456 |         4,671           9,635
  Amortization of DIP financing costs                               -                - |           588           3,798
  Deferred rent                                                 2,999            3,202 |          (252)           (368)
  Deferred compensation                                             -            1,670 |             -               -
  Deferred taxes                                                    -             (565)|             -               -
  Receivables provision                                             -                - |        (1,888)          1,043
  Real estate losses and asset write-offs, net                      -                - |             -               4
  Other                                                             -                - |             -              92
Decrease (increase) in:                                                                |
  Receivables                                                     403            1,427 |        (6,759)         (5,316)
  Inventories                                                  (2,543)           7,112 |         2,032          (7,749)
  Other current assets                                            (31)             947 |          (622)          1,673
  Long-term assets                                                 19                - |        (2,723)            529
Increase (decrease) in:                                                                |
  Accounts payable and accrued expenses                         2,478          (11,898)|        (4,968)          6,139
                                                        -------------------------------|---------------------------------
          Net cash provided (used) in operating                                        |
          activities                                           23,042           15,005 |       (18,250)        (10,444)
                                                        -------------------------------|---------------------------------
                                                                                       |
Cash flows from investing activities:                                                  |
Fixed asset additions                                          (8,499)          (6,224)|        (2,112)         (3,047)
Contributions from landlords                                        -                - |             -             203
Restricted cash                                                 2,243            2,639 |        (5,082)              -
Net repayments from affiliates                                      -                - |         1,888               -
                                                        -------------------------------|---------------------------------
          Net cash used in investing activities                (6,256)          (3,585)|        (5,306)         (2,844)
                                                        -------------------------------|---------------------------------
                                                                                       |
Cash flows from financing activities:                                                  |
Proceeds from debt                                            423,745          381,198 |       265,383         385,834
Repayments of debt                                           (440,682)        (394,111)|      (278,724)       (374,510)
Proceeds from exercise of stock options and warrants            7,187            5,002 |             -               -
Proceeds from subscription rights offering                          -                - |        62,607               -
Cash distributions pursuant to the Plan                             -                - |       (22,364)              -
                                                        -------------------------------|---------------------------------
          Net cash (used) provided in financing                                        |
          activities                                           (9,750)          (7,911)|        26,902          11,324
                                                        -------------------------------|---------------------------------
                                                                                       |
Net increase (decrease) in cash and cash equivalents            7,036            3,509 |         3,346          (1,964)
Cash and cash equivalents - beginning of period                10,333            6,824 |         3,478           5,442
                                                        -------------------------------|---------------------------------
Cash and cash equivalents - end of period                 $    17,369      $    10,333 |   $     6,824     $     3,478
                                                        ===============================|=================================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation:

         Barneys New York, Inc. ("Holdings") and Subsidiaries (collectively the "Company") is a retailer of men's and women's apparel and accessories and items for the home. The Company operates 20 stores throughout the United States, including its three flagship stores in New York, Beverly Hills and Chicago which are leased from an affiliate of Isetan Co. Ltd. ("Isetan"), a minority stockholder of Holdings. The Company has also entered into licensing arrangements, pursuant to which the Barneys New York trade name is licensed for use in Asia.

         The consolidated financial statements of the Company during the bankruptcy proceedings (the "Predecessor Company financial statements") are presented in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to guidance provided by SOP 90-7, the Company adopted fresh start reporting as of January 28, 1999 (the "Effective Date") upon its emergence from bankruptcy.

         Under fresh start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the Effective Date. Black lines have been drawn to separate the Successor Company's financial information from that of the Predecessor Company to signify that they are different reporting entities and such financial information has not been prepared on the same basis. The operating results of the Successor Company for the intervening period from January 28, 1999 to January 30, 1999 were immaterial and therefore included in the operations of the Predecessor Company.

         The Company changed its fiscal year-end to the Saturday closest to January 31 to coincide with its emergence from bankruptcy and to be more comparable with industry practices. References in these financial statements to "2000", "1999" and "1998" are for the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000 and August 1, 1998, respectively.

         As used herein, Successor Company refers to Barneys New York, Inc. and subsidiaries from the Effective Date to February 3, 2001 and Predecessor Company refers to Barney's, Inc. and subsidiaries prior to the Effective Date.



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

(c) Accounts Receivable and Finance Charges -

         The Company provides credit to its customers and performs on-going credit reviews of its customers. Concentration of credit risk is limited because of the large number of customers. Finance charge income recorded in Fiscal 2000 and 1999 approximated $4,462,000 and $4,216,000, respectively. Finance charge income recorded in the six months ended January 30, 1999 and in Fiscal 1998 approximated $1,978,000 and $3,280,000 respectively, and is included in other-net in the statement of operations.

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

(e) Fixed Assets -

         Pursuant to SOP 90-7, property and equipment were restated at approximate fair market value at January 30, 1999. Fixed assets acquired after January 30, 1999 are recorded at cost. Depreciation is computed using the straight-line method. Fully depreciated assets are written off against accumulated depreciation. Furniture, fixtures and equipment are depreciated over their useful lives. Leasehold improvements are amortized over the shorter of the useful life or the lease term.

(f) Excess Reorganization Value -

         Excess reorganization value represents the adjustment of the Company's balance sheet for reorganization value in excess of amounts allocable to identifiable assets. Excess reorganization value is being amortized using the straight-line method over 20 years.

(g) Earnings per Common Share ("EPS") -

         Basic EPS is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted EPS reflects the incremental increase in common shares outstanding assuming the exercise of stock options and warrants that would have had a dilutive effect on earnings per common share. Options and warrants to acquire an aggregate of 787,724 and 1,810,547 shares of common stock (issued pursuant to the Company's stock option plans and other outstanding options and warrants, all of which are discussed in Notes 9(b) and 12(b)) were not included in the computation of diluted EPS for Fiscal 2000 and Fiscal 1999, respectively, as including them would have been anti-dilutive. Net income (loss) attributed to common stockholders is not materially affected by the 1% dividend on the 5,000 issued and outstanding shares of preferred stock. EPS of the Predecessor Company has not been included herein as the computation would not provide meaningful results as the capital structure of the Successor Company is not comparable to that of the Predecessor Company.

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

         As of February 3, 2001, the Company had outstanding forward foreign currency contracts with a notional value approximating $12,322,000 maturing in Fiscal 2001. Utilizing quotes from external sources, the fair value of these contracts is approximately $12,404,000 at February 3, 2001.

         The notional and estimated fair value of the individual currencies is detailed below:

         Foreign Currency            Notional Amount     Estimated Fair Value
         Italian Lira                $     9,877,000       $      9,940,000
         German Marc                         635,000                625,000
         British Pound                       768,000                749,000
         French Franc                        774,000                819,000
         Euro                                267,000                281,000

(j) Revenue Recognition -

         Sales, recognized at the point of sale, consist of sales of merchandise, net of returns. Net sales in the Statement of Operations include bulk sales of merchandise to jobbers and an estimate for merchandise returns, where a right of return exists, in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." Bulk sales of merchandise to jobbers were $0, $1,225,000, $958,000, $2,968,000 in Fiscal 2000, Fiscal 1999, the six
months ended January 30, 1999 and Fiscal 1998, respectively.

(k) Advertising Expenses -

         The Company expenses advertising costs upon first showing. Advertising expenses were approximately $6,558,000, $3,646,000, $2,041,000, and $3,324,000
in Fiscal 2000, 1999, the six months ended January 30, 1999, and Fiscal 1998, respectively.

(l) Income Taxes -

         The Company records income tax expense using the liability method. Under this method, deferred tax assets and liabilities are estimated for the future tax effects attributable to temporary differences between the financial statement and tax basis of assets and liabilities.

(m) Estimates -

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

3. Fixed Assets:

         Fixed assets consist of the following:

                                         February 3,   January 29,   January 30,   Useful Life
          ($ in thousands)                  2001          2000           1999       (In Years)
                                        ----------    ----------     ---------     ---------
Furniture, fixtures and equipment       $   29,365    $   27,233     $  46,145        3 to 7
Leasehold improvements                      36,390        30,147         5,211       2 to 14
                                        ----------    ----------     ---------     ---------
Total                                       65,755        57,380        51,356
Accumulated depreciation and
   amortization                            (17,585)       (8,406)            -
                                        ----------    ----------     ---------
 Net fixed assets                       $   48,170    $   48,974     $  51,356
                                        ==========    ==========     =========




4. Debt - Successor Company:

(a) Revolving Credit Facility -

         In January 1999, the Company entered into a $120,000,000 revolving credit facility with a $40,000,000 sublimit for the issuance of letters of credit (the "Credit Agreement") with Citicorp USA, Inc., General Electric Capital Corporation, BNY Financial Corporation, and National City Commercial Finance, Inc. maturing on January 28, 2003. The proceeds from this Credit Agreement were used to repay borrowings under the debtor in possession credit agreement, to pay certain claims, to pay professional fees and to provide working capital to the Company as it emerged from its Chapter 11 proceeding pursuant to the Plan (as hereafter defined). At February 3, 2001, there were outstanding loans of approximately $32,232,000 and $16,048,000 was committed under unexpired letters of credit. Additionally, as collateral for performance on certain leases and as credit guarantees, Barneys is contingently liable under standby letters of credit in the amount of approximately $9,683,000. At January 29, 2000 there were outstanding loans of approximately $49,177,000 under this credit agreement.

         Revolving credit availability is calculated as a percentage of eligible inventory (including undrawn documentary letters of credit) and a percentage of the Barneys private label credit card receivables plus $13,750,000 (such amount subject to a downward adjustment as defined). Interest rates on borrowings under the Credit Agreement are the Base Rate (as defined), which approximates Prime plus 1.25% or LIBOR plus 2.25%, subject to adjustment after the first year. The interest rate at February 3, 2001 was 8.75%.

         The Credit Agreement contains various financial covenants principally relating to net worth, leverage, earnings and capital expenditures. The Company believes that it will be in compliance with the financial covenants contained in the Credit Agreement for the fiscal year ending February 2, 2002. However, any material deviations from the Company's forecasts could require the Company to seek additional waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.

         Obligations under the Credit Agreement are secured by a first priority and perfected lien on all unencumbered property of the Company. The Credit Agreement provides for a fee of 1.25% to 1.75% per annum on the daily average letter of credit amounts outstanding and a commitment fee of 0.375% on the unused portion of the Credit Agreement.

         In connection with the origination of the Credit Agreement, the Company incurred fees of $2,825,000 that are being amortized over the life of the Credit Agreement as interest and financing costs. These fees were principally paid in December 1998 and January 1999 and are included in Other assets at February 3, 2001.



(b) $22,500,000 Subordinated Note -

         Barneys originally issued this note to Isetan, who sold this note in Fiscal 2000 to an unrelated third party (See Note 12 to consolidated financial statements). This note bears interest at the stated rate of 10% per annum payable semi-annually, and matures on January 29, 2004. The first four interest payments which payments commenced on August 15, 1999, were to be paid in cash unless a majority of independent directors of the Company determined, with respect to those first four interest payments due, that it is in the best interests of Barneys to defer those payments and add them to the outstanding principal amount. No interest payments were deferred in Fiscal 1999 or Fiscal 2000.

         The fair value of this note was estimated to be approximately $20,648,000 at January 30, 1999. This amount was not necessarily representative of the amount that could be realized or settled. The difference between the face amount and the fair market value was recorded as a debt discount and is being amortized using the effective interest method. The fair market value was based upon a valuation from an investment banking firm utilizing discounted cash flows and comparable company methodology. After amortization of the debt discount, this note was recorded at $21,294,000 and $20,949,000 at February 3, 2001 and January 29, 2000, respectively.



(c) Equipment Lessors Notes -

         Barneys issued subordinated promissory notes (the "Equipment Lessors Notes") in an aggregate principal amount of $35,788,865 (See Note 12 to consolidated financial statements ). Such promissory notes bear interest at the stated rate of 11 1/2% per annum payable semi-annually, mature on January 29, 2004, and are secured by a first priority lien on the equipment that was the subject of each of the respective equipment leases. The first interest payments were made on February 15, 1999.

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



(d) Other -

         During Fiscal 2000 and Fiscal 1999, the Successor Company paid interest of approximately $12,100,000 and $8,200,000, respectively.

5. Commitments and Contingencies:

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

         At February 3, 2001, total minimum rentals at contractual rates are as follows for the respective fiscal years:

                                   Third
                                  Parties         Isetan          Total
                              ----------------------------------------------
                                             (In thousands)

2001                          $      8,538     $    12,720    $     21,258
2002                                 8,194          12,960          21,154
2003                                 7,327          28,200          35,527
2004                                 7,472          15,000          22,472
2005                                 7,097          15,000          22,097
Thereafter                         129,579         184,995         314,574
                              ----------------------------------------------

Total minimum rentals         $    168,207    $    268,875    $    437,082
                              ==============================================


         Total rent expense in Fiscal 2000, Fiscal 1999, the six months ended January 30,1999 and Fiscal 1998, was $29,464,000, $30,886,000, $14,632,000 and
$31,696,000, respectively, which included percentage rent of $135,000, $86,000, $57,000 and $319,000 in each of the respective periods.

(b) Litigation -

         The Company is party to certain other litigation and asserted claims and is aware of other potential claims. Management believes that pending litigation in the aggregate will not have a material effect on the Company's future financial position, cash flows or results of operations.

6. Income Taxes:

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

         For Fiscal 2000, Fiscal 1999, the six months ended January 30, 1999 and Fiscal 1998, the Company recorded a provision for income taxes of approximately $546,000, $363,000, $38,000, and $77,000, respectively, which principally relates to state and local income and franchise taxes. The Company continues to be subject to AMT. The AMT credit carryforward can be carried forward indefinitely while the net operating loss carryforwards expire in 2020. In the comparable periods, the Company paid capital, franchise and income taxes, net of refunds, of approximately $542,000, $80,000, $19,000 and $18,000, respectively.

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

         The components of the Successor Company's deferred tax assets and liabilities are as follows (in thousands):

             Deferred tax assets:

                                                  February 3,     January 29,
                                                     2001            2000
                                                 -------------- ---------------
                Inventory                            $ 2,713         $   972
                Compensation                               -             739
                Provision for doubtful accounts          342             360
                Tax credit and loss carryforward       2,436           1,326
                Other                                    637             343
                                                 -------------- ---------------

                Gross deferred tax assets              6,128           3,740
                Less:  Valuation Allowance             (2,862)         (2,686)
                                                 -------------- ---------------

           Deferred tax assets                         3,266           1,054
           Deferred tax liabilities:
                Depreciation & Amortization            3,197             489
                                                 -------------- ---------------
                Net deferred tax asset               $    69         $   565
                                                 ============== ===============


         As of January 28, 1999 the components of the Predecessor Company deferred taxes were as follows (in thousands):

                                               January 28,
                                                  1999
                                               -----------

        Current deferred tax assets            $    17,953
        Noncurrent deferred tax assets             181,584
                                               -----------
        Total deferred tax assets                  199,537
            Less: Valuation allowance             (199,537)
                                               -----------

        Net deferred tax asset                 $         -
                                               ===========

         As of January 30, 1999, as a result of the Election, the remaining tax attributes associated with the Predecessor Company's deferred tax amounts are no longer available.

         For Fiscal 2000, Fiscal 1999, the six months ended January 28, 1999 and Fiscal 1998, income taxes reported differ from the amounts that would result from applying statutory tax rates, as net operating loss carryforwards which arose in such periods provided no tax benefit since their future utilization was uncertain. Accordingly, the Successor Company recorded a valuation allowance of $2,862,000 and $2,686,000 in Fiscal 2000 and 1999, respectively. In addition, the Predecessor Company increased its valuation allowance by approximately $5,667,000 and $7,321,000, in the remaining respective periods.

         For the six months ended January 30, 1999, no income taxes were reported in conjunction with the gain on discharge of debt as such amounts are excluded from taxable income under IRC Section 108.

7. Related Party Transactions:

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

         Pursuant to the terms of these leases, the Company is required to pay base rent, as defined, and all operating expenses. Total rent expense (excluding operating expenses) related to these leases was approximately $15,635,000 and $15,767,000 in Fiscal 2000 and Fiscal 1999, respectively, $4,611,000 in the six months ended January 30, 1999 and $9,223,000 in Fiscal 1998.

(b) Licensing arrangements -

         Pursuant to the terms of the trademark license agreement between BNY Licensing and an affiliate of Isetan (as more fully discussed in Note 12(d) to the consolidated financial statements), the Company is entitled to receive a minimum royalty over the term of this agreement ranging from 42,405,000 to 61,195,106 Japanese Yen ($367,000 to $529,000 at the February 2, 2001 conversion rate of 115.6 Japanese yen to one United States dollar) a year. The minimum royalty revenue is recognized monthly as the license fee accrues. The Company recognized approximately $330,000 and $240,000 in royalty income for Fiscal 2000 and Fiscal 1999, respectively.



8. Stockholders' Equity:

         Holdings' Certificate of Incorporation (the "Charter") provides that the total number of all classes of stock which Holdings will have authority to issue is 35,000,000 shares, of which 25,000,000 will be Holdings Common Stock, and 10,000,000 shares will be preferred stock (of which 20,000 shares have been issued (see (c) below), both having a par value of $0.01 per share. The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance. Holdings is prohibited by its Charter from issuing any class or series of non-voting securities.

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

(b) Unsecured Creditors Warrants -

         Pursuant to the Company's plan of reorganization, holders of certain allowed general unsecured claims were issued warrants (the "Unsecured Creditors Warrants") to purchase an aggregate of up to 1,013,514 shares of Holdings Common Stock at an exercise price of $8.68 per share. See note 12 to Consolidated Financial Statements. The Unsecured Creditors Warrants became exercisable on the Effective Date and expired on May 30, 2000. Holders of 826,961 warrants exercised their rights to acquire an equivalent amount of Holdings common stock. Aggregate proceeds to the Company were approximately $7,200,000.

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

9. Employee Benefit Plans:

(a) Employees Stock Plan -

         Pursuant to the plan of reorganization, Holdings established the Barneys Employees Stock Plan effective January 28, 1999 for all eligible employees and 15,000 shares of new Holdings Preferred Stock were contributed to the Barneys Employees Stock Plan Trust. This Preferred Stock will be issued to existing employees of Barneys as incentive compensation in connection with future services to be rendered to the Company. Since the 15,000 shares issued to the Trust have not yet been issued to existing employees, they are not considered as issued or outstanding. When such shares are issued to the employees, the Company will record compensation expense based on the fair value of the shares at such time. Any difference between the fair value at that time and the ultimate redemption value will be accreted as a dividend over the period up through the date on which they must be redeemed. This Plan is a profit sharing plan covering all eligible employees other than those covered by a collective bargaining agreement. Contributions under this plan are at the discretion of the Company.

(b) Stock options -

         The Company has a stock option plan that provides for the granting of stock options to officers and key employees for purchase of the Company's common shares. This plan is administered by the compensation committee of the Board of Directors, whose members are not eligible for grants under this plan. These options expire ten years from the date of grant and vest 20% on the date of grant with the remainder vesting ratably over the next four years. The option price is determined by the compensation committee, but cannot be less than 100% of the fair market value of the stock (as defined) at the date the option is granted. During Fiscal 2000, plan participants were granted options to purchase 455,000 shares of Holdings Common Stock at an exercise price of $10.25 per share. The weighted average fair value of these options, estimated at the date of grant using the Black Scholes option-pricing model was $2.23. The fair value was estimated at the date of grant using the following weighted average assumptions: risk-free interest rate of 6.66%; dividend yield of 0%; stock price at date of grant $7.50 and weighted average expected life of the option of 10 years. As the Company's stock is not actively traded, expected volatility was considered not applicable for purposes of this calculation. Subsequent to these grants, there were 199,000 shares available for future grant under this option plan. There were 91,000 options exercisable at February 3, 2001.

         Pursuant to his agreement with the Company, Mr. Socol was granted options to purchase 792,234 shares of Holdings Common Stock at an exercise price of $9.625 per share, which are to vest over the term of his employment. This grant is subject to stockholder approval. The weighted average fair value of these options, estimated at the date of grant using the Black Scholes option-pricing model was $0.95. The fair value was estimated at the date of grant using the following weighted average assumptions: risk-free interest rate of 5.18%; dividend yield of 0%; stock price at date of grant $8.00 and weighted average expected life of the option of 6 years. As the Company's stock is not actively traded, expected volatility was considered not applicable for purposes of this calculation.

         In addition to the above, in Fiscal 1999, the Company adopted a stock option plan that provides for the granting of non-qualified stock options to non-employee members of the Company's Board of Directors. Each Eligible Director (as defined in the option plan) is granted an option to purchase 5,000 shares of Holdings Common Stock upon their initial appointment to the Board of Directors, exercisable at the fair market value of Holdings Common Stock at the date of grant. These options expire ten years from the date of grant and vest 50% on the date of grant with the remainder on the first anniversary therefrom. At the discretion of the Board of Directors, additional options may be granted to Eligible Directors on the date of the annual stockholders' meeting that takes place after the initial grant. On March 11, 1999, each of the non-employee directors was granted an option to purchase 5,000 shares of Holdings Common Stock at an exercise price of $8.68 per share. The weighted average fair value of these options, estimated at the date of grant using the Black-Scholes option-pricing model, was $3.84. The fair value was estimated at the date of grant using the following weighted-average assumptions: risk-free interest rate of 5.84%; dividend yield of 0%; stock price at date of grant of $8.68 and a weighted-average expected life of the option of 10 years. As the Company's stock is not actively traded, expected volatility was considered not applicable for purposes of this calculation. As options to purchase an aggregate of 45,000 shares of Holding Common Stock were granted on March 11, 1999, subsequent to these grants, there were 255,000 shares available for future grant under this option plan. There were 45,000 options exercisable at February 3, 2001.

         Pursuant to his agreement with the Company, in a prior year, Mr. Questrom was granted options to purchase up to 15% of the outstanding shares of the Company's common stock, which were to vest over the term of his employment. Effective with Mr. Questrom's resignation in September 2000, these options were terminated. The weighted average fair value of these options, estimated at the date of grant using the Black Scholes option-pricing model was $3.37. The fair value was estimated at the date of grant using the following weighted average assumptions: risk-free interest rate of 6.14%; dividend yield of 0%; stock price at date of grant $8.68 and weighted average expected life of the option of 8 years. As the Company's stock is not actively traded, expected volatility was considered not applicable for purposes of this calculation.

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

         Pro-forma net income and earnings per share disclosures, as required by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", are computed as if the Company recorded compensation expense based on the fair value for stock-based awards or grants. The following pro-forma information includes the effects of both the options discussed above.

                                       Fiscal                  Fiscal
                                        2000                    1999
                               ----------------------- ------------------------
         Net income (loss)
         As reported                 $       610             $   (5,346)
         Pro-forma                           979                 (6,108)
         Basic EPS
         As reported                 $      0.04             $    (0.42)
         Pro-forma                          0.07                  (0.48)

(c) Union Plan -

         Pursuant to agreements with unions, the Company is required to make periodic pension contributions to union-sponsored multiemployer plans which provide for defined benefits for all union members employed by the Company. Union pension expense aggregated $768,000 and $722,000 in Fiscal 2000 and 1999, respectively, $1,329,000 in the six months ended January 30, 1999, and $1,014,000 in Fiscal 1998.

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

(d) Money Purchase Plan -

         The Company's Money Purchase Plan is a noncontributory defined contribution plan covering substantially all nonunion employees fulfilling minimum age and service requirements. Prior to its amendment in Fiscal 2000, this Plan provided for contributions of 5% of compensation (as defined) not to exceed the maximum allowable as a deduction for income tax purposes. Pursuant to the amendment, the amount of the Company's contribution was reduced to 3% of a participant's eligible compensation subject to a cap. Money Purchase Plan expense was $1,054,000 and $1,320,000 in Fiscal 2000 and Fiscal 1999, respectively, $295,000 in the six months ended January 30, 1999 and $1,023,000 in Fiscal 1998.

(e) 401(k) Plan -

         The Company has a 401(k) defined contribution plan for the benefit of its eligible employees who elect to participate. Employer contributions are made to the plan in amounts equal to 50% of employee contributions, less than or equal to 6% of their salary, as defined. During Fiscal 2000, this Plan was amended to include a profit sharing feature whereby the Company could make an additional discretionary contribution of up to 3% of a participant's eligible compensation subject to a cap. Plan expense aggregated $928,000, $582,000, $292,000 and $596,000 in Fiscal 2000, Fiscal 1999, the six months ended January 30, 1999 and Fiscal 1998, respectively.

10. Other

         Allen Questrom, a member of the Board of Directors and former Chairman, President and Chief Executive Officer of the Company is also a member of the board of Polo Ralph Lauren Corporation. During Fiscal 2000, Fiscal 1999, the six months ended January 30, 1999, and Fiscal 1998, the Company or Predecessor Company purchased at retail approximately $2,758,000, $2,682,000, $1,012,000 and $1,814,000, respectively, of products from Polo Ralph Lauren Corporation.

         Bay Harbour and Whippoorwill are parties to a Stockholders Agreement, dated as of November 13, 1998 (the "Stockholders Agreement"), which sets forth their agreement with respect to certain matters relating to the shares of Holdings Common Stock held by them. Pursuant to the Stockholders Agreement, each of Bay Harbour and Whippoorwill have agreed to (i) restrict the transferability of such shares prior to January 28, 2000, (ii) grant rights of first offer as well as tag along rights in the event of a transfer of shares, (iii) grant the right to participate in an acquisition of additional shares of Holdings Common Stock by one of them, and (iv) give the other a right of first refusal to purchase shares of Holdings Common Stock which one of them has requested Holdings to register pursuant to the Registration Rights Agreement entered into on the Effective Date. In addition, Bay Harbour and Whippoorwill have agreed to take all actions necessary to elect three designees of each, one designee of Isetan, the chief executive officer of Holdings, and three independent directors, to the Board of Directors of Holdings. The Stockholders Agreement also generally prohibits each of Bay Harbour and Whippoorwill from voting the shares of Holdings Common Stock held by it in favor of amending Holdings' Certificate of Incorporation or Bylaws or a sale of the Company without the consent of the other.

         On the Effective Date, pursuant to the plan of reorganization, Messrs. Greenhaus and Strumwasser and Ms. Werner, who are principals and officers of Whippoorwill (which is a stockholder of Holdings), and Messrs. Teitelbaum and Van Dyke, who are principals of Bay Harbour (which is a stockholder of Holdings), and Mr. Halpern, became members of the board of directors of Holdings.

         Holdings guaranteed the obligations of Barneys and its subsidiaries under the $22,500,000 Subordinated Note, the Equipment Lessors Notes, the New Isetan Leases and the new Licensing Arrangements.

        Approximately 38% of the Company's employees are covered under collective bargaining agreements.

        The Company is adopting in the first quarter of Fiscal 2001, Financial Accounting Standards Board Statement No. 133 - Accounting for Derivatives Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded for each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The adoption of SFAS No. 133 will not have a material impact on the consolidated financial position, results of operations and cash flows of the Company.

11. Quarterly Financial Data (Unaudited)

(in thousands, except per share amounts)
                                          2000 - Quarter Ended
                             -------------------------------------------------
                             4/29/00      7/29/00      10/28/00       2/3/01
                             -------      -------      --------       ------
Net sales                    $96,611     $  84,252    $ 110,228     $  113,230
Gross profit                  44,569        40,856       51,688         50,483
Net (loss) income               (934)       (3,589)       3,283          1,850
Basic and diluted EPS          (0.07)        (0.26)        0.24           0.13


                                          1999 - Quarter Ended
                             -------------------------------------------------
                             5/1/99       7/31/99    10/30/99        1/29/00
                             ------       -------    --------        -------
Net sales                  $  85,841     $  77,923   $100,988      $  102,050
Gross profit                  40,066        36,175     47,382          49,892
Net (loss) income             (3,791)       (6,983)     2,151           3,277
Basic and diluted EPS          (0.30)        (0.56)      0.17            0.25


12. Predecessor Company - Including the Reorganization and Affiliate
    Transactions:

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

         Prior to the Filing Date, and to a lesser extent thereafter, the Predecessor Company engaged in numerous transactions with Preen and certain of its subsidiaries as discussed further below. Preen is owned by various trusts established for the benefit of certain Pressman Family members and, prior to the Effective Date, Preen also owned approximately 55% of the outstanding common stock of Barneys. Preen was previously engaged in the ownership and operation of real estate properties, including certain buildings used in connection with the Predecessor Company's retail and back office operations. Additionally, Preen leased commercial and retail space to third parties and operated a parking lot used by Barneys employees.

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

         The Plan was primarily an equity conversion plan, pursuant to which all of the Allowed Claims (as hereafter defined) against Barneys and certain of its affiliates (including Preen and its affiliates), were converted into Equity Interests in Holdings. The Plan, which also included the issuance of options and warrants, was premised on three primary settlements among the Debtors and each of Isetan, the Pressman Family and the Equipment Lessors. The result of the settlements was that all litigation among the Debtors, Isetan, the Equipment Lessors and the Pressman Family was settled. The Plan also provided for the infusion of at least $62,500,000 in new equity (see Rights Offering below), which when combined with the new credit facility, enabled the Debtors to exit Chapter 11 with sufficient capital to support the new business plan and provide the necessary liquidity for future operations.

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

         A brief summary of the primary settlements is discussed below and a more detailed discussion is included in (b), (c), and (d) below.

         Isetan Settlement - Isetan had asserted numerous claims against the Company totaling approximately $365 million plus undetermined amounts for, among other things, breach of contract, unpaid interest and legal fees, and fraud in the inducement. The totality of these claims, as discussed below, was settled pursuant to the Plan.

         Prior to the Filing Date, as discussed below, the Predecessor Company entered into various agreements with Isetan to, among other things, (i) exploit the "Barneys New York" trademark in the United States and Asia, (ii) expand its United States business through the acquisition of real estate properties and development of major stores in New York, Beverly Hills and Chicago, (iii) establish Barneys America to develop a series of smaller, leased stores in other cities across the United States, (iv) jointly design, develop and produce product, (v) develop the Barneys New York brand and/or other designer wholesale businesses, and (vi) open Barneys New York stores in Japan and throughout the Pacific Rim area. Isetan agreed to contribute up to 95% of the development costs of the three major stores in the United States and to operate the stores in Asia, subject to the terms of various agreements. The Company agreed to contribute (i) its knowledge and skills in the United States specialty retailing business and the application of these skills and knowledge to the acquisition of real estate properties and development of stores both within and outside of the United States, (ii) certain use in Asia of the "Barneys New York" trade name and associated goodwill value, and (iii) the remaining 5% of the development costs of the three major stores. During the Company's bankruptcy proceedings, the Company and certain of its affiliates and Isetan and certain of its affiliates were engaged in litigation as discussed below.

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

         As discussed below in the Isetan Settlement, the License Agreement and Services Agreement between the Company and Isetan were terminated. Accordingly, the Deferred Credits of $162,446,000 which recognition was, in part, contingent on the payment of amounts due pursuant to these agreements were determined to be no longer collectible and were reversed into income as a component of the extraordinary gain on discharge of debt. See (g) and (l) below for additional discussion.

         The Debtors combined owed prepetition liabilities to Isetan in excess of $260,000,000. Of that total, approximately $51,000,000 was recorded by the Barneys Debtors. On the Effective Date, any and all of the claims of Isetan against the Debtors, the Barneys Affiliates, and Reen Japan (collectively, the "Affiliated Parties") including but not limited to those claims asserted in adversary proceedings were resolved and compromised and Isetan exchanged its claims against and equity interests in the Affiliated Parties pursuant to the following settlements:

         1) All litigation between the Debtors and Isetan was settled and dismissed with prejudice;
         2) Isetan was named sole owner of the real estate encompassing the Flagship Stores and the Company entered into modified long-term leases for such stores; Accordingly, the net book value of those leasehold interests approximating $97 million at the Effective Date were eliminated from the Predecessor Company's books.
         3) A cash payment to Isetan of approximately $23,275,000, which included a payment of $3,122,000 on account of deferred rent payments arising after the Filing Date;
         4) Contribution of Isetan's minority interest in Barneys America to Barneys (See Note 8 (d) to the consolidated financial statements);
         5)       Issuance to Isetan of a $22,500,000 subordinated note;
         6) Assignment to Isetan of 90% of the minimum royalty stream arising from the new license agreement;

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

         On the Effective Date, the Equipment Lessors received cash payments totaling $2,114,000 on account of deferred rent payments arising after the Filing Date, retained the security deposits deposited with them in connection with the related leases and transferred all right, title, and interest in the equipment subject to these leases to the Company. In exchange therefore, the Company issued subordinated promissory notes to such lessors in an aggregate principal amount of $35,789,000.

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

         Unsecured Creditors Warrants. Holders of certain allowed general unsecured claims were issued warrants to purchase an aggregate of up to 1,013,514 shares of Holdings Common Stock at an exercise price of $8.68 per share. These warrants expired on May 30, 2000. The investment banking firm retained by the creditors committee computed the theoretical value of the Unsecured Creditor Warrants using a variant of a standard computation methodology for the valuation of warrants. Based on (i) an assumed trading price equal to a common equity value for Holdings of approximately $153,500,000; (ii) distribution of 12,500,000 shares of Holdings common stock and (iii) an estimated trading volatility of between 55% and 65% (based on historical trading volatilities of publicly traded companies that are comparable to Holdings), the aggregate value was determined to be in a range from $5,180,000 to $5,550,000 with a midpoint of $5,360,000. The Company utilized the midpoint to value the Unsecured Creditor Warrants. The warrants were issued to all general unsecured creditors in settlement of their allowed claim amounts, other than holders of general unsecured claims whose claims were for less than $2,300 and holders of general unsecured claims of greater than $2,300 who elected to receive cash in settlement of their claims.

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

(c) Indebtedness -

         Pursuant to the Plan, the following debt securities were issued:

         Isetan. Barneys issued a subordinated promissory note in the principal amount of $22,500,000 to Isetan. This note, which was sold by Isetan in July 2000 to an unrelated third party, bears interest at the rate of 10% per annum payable semi-annually, and matures on January 29, 2004.

         Equipment Lessors. Barneys issued the Equipment Lessors Notes in an aggregate principal amount of $35,788,865. Such promissory notes bear interest at the rate of 11-1/2% per annum payable semi-annually, mature on January 29, 2004, and are secured by a first priority lien on the equipment that was the subject of each of the respective equipment leases.

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

         Administrative Claims. As a result of the bankruptcy, the Company is subject to various Administrative Claims filed by various claimants throughout the bankruptcy case. In connection with the Plan, the Company was required to establish a disputed Administrative Claims Cash Reserve while the Administrative Claims are negotiated and settled. The total amount of the cash reserve was $4,600,000 and was included in restricted cash at January 30, 1999. At the time, the Company reserved approximately $2,000,000 in its financial statements which was the amount it believed was necessary to settle these claims.

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
                                                                                 =================

         Settlements pursuant to the Plan includes the elimination of the $162,446,000 of Deferred Credits (discussed in (l) below); offset by the $97,029,000 write-off of the net book value of the leasehold interests transferred to Isetan; the $871,000 write-off of security deposits retained by the Equipment Lessors and the remaining accrual of $2,665,000 pertaining to the final three payments due the Pressman Family pursuant to their consulting agreements.

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

         The prepetition liabilities of the Predecessor Company assumed by the Successor Company related principally to claims settled pursuant to the Plan and to a reserve for disputed claims pending resolution; such amounts were to be paid (or resolved) after the Effective Date and were related to the following:

         1) Convenience class claims - Represented (a) an allowed general unsecured claim equal to $2,300 or less or (b) an allowed general unsecured claim of a creditor that has irrevocably elected to reduce their claim to $2,300. These claims were settled by the issuance of $0.40 in cash for every $1.00 in claim.
         2) Vendor reclamation claims - Represented claims that arose out of the limited right of a vendor to reclaim goods when the buyer was insolvent upon receipt of the goods, and the vendor was unaware of the insolvency.
         3) Priority Tax Claims - Represented claims that arose from claims of a governmental unit specified in the U.S. Bankruptcy Code (the "Code") relating to; a tax measured by income or gross receipts; a property tax; a tax required to be withheld or collected; an employment tax on a wage, salary or commission; an excise tax; and a customs duty arising out of the importation of merchandise.
         4) Executory Contract Claims - Represented claims arising from a contractual relationship, which contract the debtor assumed at the Effective Date and was, therefore, required to cure any default under the contract.
         5) Priority Non-tax Claims - Represented claims specified pursuant to the Code, which in the case of the Debtors, related to claims filed by the service providers of certain employee benefit plans of the Company.

(f) Restructuring Programs -

         As a result of continuing efforts to improve Predecessor Company profitability, during the third quarter of 1997, management of the Predecessor Company approved a plan to close six stores and reduce personnel (the "1997 Restructuring Program"). The store closings and personnel reductions were expected to result in headcount reductions in excess of 300 employees. Sales and operating results (without corporate overhead allocations) respectively relating to the stores closed were $7,954,000 and $(527,000) for 1998. Included in these results are depreciation and amortization charges of $425,000 for 1998.

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

                                                     Non-Cash
                                                 Lease Rejection
                                                      Claims                  Severance
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

         In the six months ended January 30, 1999, and in each of Fiscal 1998, 1997 and 1996, the Predecessor Company reduced its headcount as part of the ongoing reorganization efforts, including the 1997 Restructuring Program, by 28 associates, 137 associates, 143 associates and 37 associates, respectively. As of January 30, 1999, the severance related reserves provided in 1998 and 1997 have been utilized as intended. At January 30, 1999, the Successor Company had a severance reserve of approximately $3.5 million related to future on-going severance commitments for previously terminated employees, which was substantially utilized as intended by February 3, 2001.

         At January 30, 1999, the Company had recorded a fresh-start adjustment for the closure of certain outlet stores. As of March 2000, the related stores have been closed and the reserve was substantially utilized as intended. This adjustment was reflected in the Successor Company balance sheet at January 30, 1999.

(g) Fresh Start Reporting -

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

                                                     Predecessor       Reorgani-       Fresh-start     Successor
(in thousands)                                         Company          zation         Adjustments      Company
                                                   ---------------- ---------------- ---------------- -------------

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
                                                   ================ ================ ================ =============

         The balance sheet captions impacted and the nature of the more significant reorganization adjustments are discussed in further detail below:

         Cash and Restricted Cash ("Cash"). The $58,221,000 proceeds from the Rights Offering received from the Plan Investors in January and borrowings pursuant to the Credit Agreement (approximately $62,100,000), combined aggregating $120,321,000, were used to: repay $83,389,000 outstanding under the debtor in possession credit agreement; pay Isetan $23,275,000 (including a $3,122,000 administrative claim payment for unpaid rent, hereinafter referred to as the Isetan Administrative Claim Payment) on account of its allowed claims (the "Isetan Payments"); to establish the restricted cash amount of $5,082,000 (which includes the $4,600,000 administrative claim reserve); pay $2,626,000 for professional fees (the "Professional Fee Payment"); pay $2,114,000 as an allowed administrative claim payment to the Equipment Lessors (the "Equipment Lessors Payment"); pay Dickson Concepts $3,500,000 in connection with the termination of an asset purchase agreement (the "Dickson Payment"); pay $1,600,000 in bank fees in connection with the Credit Agreement (the "Bank Payment"); pay $1,156,000 to holders of certain general unsecured claims; and pay $955,000 to members of the Pressman Family in connection with their consulting agreements. The net amount of the above transactions increased cash and restricted cash by $1,714,000 to $11,906,000. Such amount was then allocated between restricted and non-restricted cash. The primary component of the restricted cash pertains to the Administrative Claim reserve of $4,600,000 as discussed in (d) above.

         Other current assets. Other current assets increased as a result of Holdings' issuance of 5,000 shares of preferred stock for an aggregate purchase price of $500,000 in government securities.

         Fixed Assets. The adjustment to fixed assets arose pursuant to the Isetan and Equipment Lessors Settlements. Pursuant to the Isetan settlement, Isetan received outright ownership of the leasehold improvements in the three flagship stores. Accordingly, the Company reduced its fixed assets by $97,029,000. Such amount was included in Settlements pursuant to the Plan in the calculation of the extraordinary gain on discharge of debt as discussed in (e) above. Pursuant to the Equipment Lessors settlement, certain lessors of equipment to the Company transferred all right, title and interest in such equipment to the Company. The Company issued the Equipment Lessors Notes in an aggregate principal amount of $35,789,000 with a corresponding increase to fixed assets.

         Other Assets. Other assets increased principally as a result of the Bank Payment discussed above offset by the write-off of $871,000 in long-term security deposits compromised in connection with the Equipment Lessors settlement pursuant to the Plan. The $871,000 was included in Settlements pursuant to the Plan in the calculation of the extraordinary gain on discharge of debt discussed in (e) above.

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

         Deferred Credits and Minority Interest. In a prior year, the Predecessor Company had recorded deferred credits of $162,446,000 relating to the cash sale to an affiliate of participation rights in future payments to be received pursuant to the License Agreement and Services Agreement (collectively the "Agreements") with Isetan discussed in (l) below. Pursuant to the Isetan settlements in the Plan, the Agreements were terminated and the amounts due pursuant to these agreements were no longer deemed collectible. Accordingly, the $162,446,000 was included in Settlements pursuant to the Plan in the calculation of the extraordinary gain on discharge of debt discussed in (e) above.

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

         Long-term debt. This adjustment represents the difference between the principal amount of the Isetan Note of $22,500,000 and the fair market value of the Isetan Note of $20,648,000 (see Note 4 (b)).

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



(h) Debtor in Possession Credit Agreement - Interest Paid

         From January 11, 1996 through the Effective Date, Barneys had debtor in possession revolving credit facilities (the "DIP Facility"). Pursuant to such facilities, the Company paid interest of $4,095,000, and $5,614,000 during the six months ended January 30, 1999 and Fiscal 1998, respectively.



(i) Rent Expense - Flagship Stores and Equipment Leases

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

(j) Reorganization Costs

         The effects of transactions occurring as a result of the Barneys Debtors' Chapter 11 filings and reorganization efforts have been segregated from ordinary operations and are comprised of the following:

                                     Six Months
                                       ended
                                     January 30,     Fiscal Year
                                        1999            1998
                                   --------------------------------
                                           (in thousands)

Professional fees                     $    3,637      $    7,381
Asset write-offs, net                          -              29
Payroll and related costs                  5,274           4,565
Other                                      4,923           3,995
                                   --------------------------------
Total reorganization costs            $   13,834      $   15,970
                                   ================================

         During the six months ended January 30, 1999, the Company paid Reorganization costs of $12,511,000, net of amounts received from an affiliate (see (k) below). During Fiscal 1998, the Company paid Reorganization costs of $18,105,000.

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

         Payroll and related costs -- principally represent costs associated with the Bankruptcy Court approved key employee retention and bonus program, severance costs attributable to either employee headcount reductions or contractual obligations of the Predecessor Company, and certain other fees earned by certain individuals retained by the Predecessor Company, for their expertise in bankruptcy related matters. For the six months ended January 30, 1999 and for Fiscal 1998, the severance included in payroll related costs and the related employees severed were $3,139,000 and 11 (managerial and support employees, inclusive of employees of Meridian Ventures, Inc.) and $1,881,000 and 13 (managerial employees), respectively. See (f) above for actual employees severed and utilization of reserves.

         Other costs -- the six months ended January 30, 1999 and Fiscal 1998 includes $3,500,000 and $1,500,000, respectively, paid to Dickson Concepts (International) Limited in connection with the termination of an asset purchase agreement and the consummation of the Plan.

         In addition to the above, other costs includes costs incurred by the Predecessor Company related to its reorganization, including but not limited to ancillary costs associated with the decision to close certain stores, administrative costs of the bankruptcy such as for trustee fees and public relations costs.

         Accrued expenses at January 30, 1999 includes fees payable to professionals pertaining to court approved "holdbacks" or fees not awarded, during the bankruptcy of approximately $6,900,000. Substantially all of these fees were paid in 1999.

(k) Affiliate companies and other related parties -

         The Predecessor Company entered into various transactions and agreements with affiliate companies and other related parties. The affiliates were or had been primarily engaged in the operation of real estate properties, Barneys New York credit card operations, and certain leased departments. The following information summarizes the activity between the Predecessor Company and balances due to or from these related parties at January 30, 1999 and for the six months ended January 30, 1999 and the fiscal year 1998, respectively. Unless otherwise indicated below, all revenues and expenses recognized by the Predecessor Company pursuant to the arrangements discussed below are included in selling, general and administrative expenses in the respective periods. Substantially all of the agreements and transactions described below had either ceased or been terminated prior to November 1997.

         The Predecessor Company leased various retail, office and parking lot properties principally from subsidiaries of Preen but also from companies owned by certain members of the Pressman Family. Included was (1) office and office related premises; (2) properties used in connection with the operation of the Predecessor Company's 17th Street store in New York City; and (3) parking lots on 17th Street. Each of the above properties were vacated by the Predecessor Company during the bankruptcy and each of the respective leases were rejected by orders of the Court during 1997 or 1998. Under the terms of these leases, the Predecessor Company was required to pay base rents plus operating expenses and real estate taxes as defined. Total rent expense (including operating expenses) relating to these leases was approximately $272,000 in Fiscal 1998.

         Barneys subleased retail and warehouse space from a third party that leased said space from Fener Realty Co. ("Fener"). Fener was a non-debtor entity owned by certain members of the Pressman Family. Fener owned the property at 249 West 17th Street and triple-net leased the property located at 245 West 17th Street (collectively the "properties") from Renef Realty (also owned by certain members of the Pressman Family). Prior to January 1995, the Predecessor Company leased approximately 10% of these properties directly from Fener for use in connection with the semi-annual warehouse sales. Fener leased the remaining 90% of the properties to a third party. In January 1995, Fener and Renef refinanced their mortgages on the Properties. In connection therewith, ownership of the Properties was transferred to two limited liability companies, Pine Associates LLC ("Pine") and Spruce Associates LLC, which were indirectly owned by Fener and Renef, respectively. As part of this transaction, the lease between Fener and the third party was restructured as a triple-net lease between Pine and the third party for the Properties in their entirety and the lease between the Predecessor Company and Fener was restructured as a triple-net sublease (the "Sublease") between the third party and the Predecessor Company (collectively the "New Lease Arrangements"). Pursuant to the New Lease Arrangements, the third party, in addition to its fixed rent, was responsible for paying all operating expenses of the Properties, and the Predecessor Company was responsible for fixed rent, all operating expenses and 90% of the taxes of the Properties, except for amounts which were the third party's responsibility pursuant to its prior lease. The sublease between the third party and the Predecessor Company was rejected by order of the Court in December 1998. Total rent expense (including operating expenses) related to this sublease was approximately $374,000 in the six months ended January 30, 1999 and $2,055,000 in Fiscal 1998.

         In prior years, the Company had entered into various transactions and agreements with Preen. Prior to the Filing Date as well as through the Effective Date, the Company incurred certain normal operating costs, principally personnel costs, on behalf of Preen. This situation arose as both entities shared the same corporate office space and certain employees (including officers) of the Company were also providing services to Preen. After the Filing Date, the Company also incurred and paid reorganization costs, including legal, accounting and business advisory services, on behalf of Preen which was also operating as a debtor in possession pursuant to the Bankruptcy Code. The Company routinely allocated to Preen a share of both the normal operating costs and reorganization costs incurred on their behalf, however, it was unclear (because of the bankruptcy) whether Preen would have the ability to repay such amounts in the future. The normal operating costs principally covered an allocation of certain employees' salaries. The allocation was based on an estimated percentage of time that the employee spent working on the matters of Preen. Such allocations ranged from 2% to 100% depending on the year of allocation with the allocation percentages declining over time during the bankruptcy proceedings as the workload for Preen declined as properties were sold. Accordingly, at the time of the recording of such charges that reduced expenses and generated receivables for the Predecessor Company, reserves were provided in the operating results either as a selling, general and administrative expense or a reorganization expense, depending on the nature of the charge. During the six months ended January 30, 1999 and Fiscal 1998 the Predecessor Company charged Preen approximately $1,000,000 and $418,000, respectively, for various expenses. The Company had allocated both operating expenses and reorganization expenses, principally of a legal nature in connection with the litigation discussed in above and the sale of or negotiations surrounding the real estate properties owned by Preen. In December 1998, in connection with the approval of the Plan and the settlements included therein, collectibility issues of these receivables from affiliated entities were resolved. Accordingly, the Predecessor Company was able to reduce its affiliate receivable reserve by approximately $1,900,000, principally representing cash payments from an affiliate in settlement of a portion of the outstanding receivable. This reserve reversal reduced Selling, general and administrative expenses and reorganization costs by approximately $500,000 and $1,400,000, respectively, in the six months ended January 30, 1999.

         Barneys licensed the right to sell certain branded merchandise from Nanelle. Nanelle, owned by certain members of the Pressman Family, held the license to use the Kilgour, French and Stanbury trademarks (the "Mark"). Royalty expense incurred related to this license was $24,790 in Fiscal 1999, $86,322 in the six months ended January 30, 1999 and $171,000 in Fiscal 1998, respectively. This expense is included in cost of sales. Pursuant to the Plan, Nanelle transferred its rights in this license to Barneys.

(l) Isetan relationship - Prior to the Effective Date -

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

         In 1989, BNY Licensing entered into an operating license agreement with Isetan (the "License Agreement") to license the "Barneys New York" name in Japan and certain other Asian countries in connection with the operation of retail stores and the manufacturing and distributing of licensed products. The License Agreement provided for royalties based upon a percentage of net sales. The

Predecessor Company was also entitled to receive future minimum royalties over the remaining term of the License Agreement ranging from 265,650,000 to 663,933,000 Japanese yen a year. In June 1990, Isetan assigned its interest in the License Agreement and in the Services Agreement to Barneys Japan, a majority owned subsidiary of Isetan. After the Filing Date, as a result of the Chapter 11 filings and the litigation surrounding these agreements as discussed in (a) above, the Predecessor Company ceased recognizing royalty income pursuant to these agreements. The License Agreement was terminated as part of the Plan.

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

         In a prior year, the Predecessor Company sold to Preen, for $162,446,000 in cash (the "Deferred Credits"), undivided interests in the future payments to become due under the Services Agreement as well as royalty payments in excess of the future minimum royalties due pursuant to the License Agreement, each of which is discussed above. Preen had obtained the cash as a result of various loans made by Isetan to Preen. The Predecessor Company would have recognized the Deferred Credits as earned over the remaining terms of the respective agreements or in accordance with the outcome of certain litigation commenced between Barneys and Isetan. Pursuant to the Plan, both the License Agreement and the Services Agreement were terminated. Accordingly, the outstanding balance of the Deferred Credits was reversed into income as a component of the extraordinary gain on discharge of debt (See (e) above).

         During the Company's bankruptcy proceedings involving the Company, the Company and certain of its affiliates and Isetan and certain of its affiliates were engaged in litigation involving the various aspects of the relationship outlined above. That litigation was resolved pursuant to the Plan.

                Schedule II -- Valuation and Qualifying Accounts

                     Barneys New York, Inc. and Subsidiaries

                                February 3, 2001

(In thousands)
                  Column A                 Column B                  Column C                  Column D         Column E
------------------------------------------ ---------           --------------------          ------------      ---------
                                                                    Additions
                                                        --------------------------------
                                            Balance at      Charged to      Charged to                         Balance at
                                           Beginning of     Costs and         Other                              End of
               Description                    Period       Expenses(a)       Accounts       Deductions (b)       Period
-----------------------------------------     ------       -----------       --------       --------------       ------
Predecessor Company
Year ended August 1, 1998
-----------------------------------------
Deducted from asset accounts:
    Allowance for returns and doubtful
accounts                                   $       5,016     $     2,086   $         -      $        2,716       $   4,386
                                           =============     ===========   =============    ==============       =========
Six months ended January 30, 1999
-----------------------------------------
Deducted from asset accounts:
  Allowance for returns and doubtful
accounts                                   $       4,386     $     1,292   $         -      $        1,322       $   4,356
                                           =============     ===========   =============    ==============       =========

Successor Company
Year ended January 29, 2000
-----------------------------------------
Deducted from asset accounts:
  Allowance for returns and doubtful
accounts                                   $       4,356     $     2,270   $         -      $        3,027       $   3,599
                                           =============     ===========   =============    ==============       =========

Year ended February 3, 2001
-----------------------------------------
Deducted from asset accounts:
  Allowance for returns and doubtful
     accounts                              $       3,599     $     2,982   $         -      $      2,253         $   4,328
                                           =============     ===========   =============    ==============       =========



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

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                   Name of Exhibit
-------                                   ---------------
2.1                 Second Amended Joint Plan of Reorganization for Barney's, Inc. ("Barneys") and certain of its affiliates proposed by Whippoorwill Associates, Inc. ("Whippoorwill"), Bay
                    Harbour Management L.C. ("Bay Harbour") and the Official Committee of Unsecured
                    Creditors dated November 13, 1998 (the "Plan of Reorganization") (1)
2.2                 Supplement to the Plan of Reorganization dated December 8, 1998 (1)
2.3                 Second Supplement to the Plan of Reorganization dated December 16, 1998 (1)
3.1                 Certificate of Incorporation of Barneys New York, Inc. ("Holdings"), filed with the
                    Secretary of State of the State of Delaware on November 16, 1998 (1)
3.2                 Certificate of Designation for Series A Preferred Stock of Holdings filed with the Secretary of State of the State of Delaware on December 24, 1998 (1)
3.3                 By-laws of Holdings (1)
4.1                 Specimen of Holdings' Common Stock Certificate (1)
10.1                Credit Agreement, among Barneys, Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco
                    All-American Sportswear Corp., BNY Licensing Corp. and Barneys America (Chicago) Lease
                    Corp., as Borrowers, the lenders party thereto, Citicorp USA, Inc. ("CUSA"), as
                    Administrative Agent for such lenders, and General Electric Capital Corporation, as
                    Documentation Agent (the "Credit Agreement"), dated as of January 28, 1999 (1)
10.2                First Amendment to the Credit Agreement dated as of March 23, 1999 (1)
10.3                Second Amendment to the Credit Agreement dated as of June 2, 1999 (2)
10.4                Third Amendment to the Credit Agreement dated as of November 30, 1999 (3)
10.5                Fourth Amendment to the Credit Agreement dated as of March 17, 2000 (5)
10.6                Fifth Amendment to the Credit Agreement dates as of March 30, 2001 (7)
10.7                Guarantee by Holdings in favor of CUSA as the Administrative Agent dated as of January
                    28, 1999 (1)
10.8                Security Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)
10.9                Pledge Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of
                    January 28, 1999 (1)
10.10               Pledge Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of
                    January 28, 1999 (1)
10.11               Security Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of
                    January 28, 1999 (1)
10.12               Trademark Security Agreement by Barneys and BNY Licensing Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)
10.13               Cash Collateral Pledge Agreement by Barneys in favor of CUSA as the Administrative
                    Agent dated as of January 28, 1999 (1)



Exhibit                             Name of Exhibit
-------                             ---------------

10.14         Pledge Agreement by Barneys America, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)
10.15         Security Agreement by Barneys America, Inc. in favor of CUSA as the Administrative
              Agent dated as of January 28, 1999 (1)
10.16         Security Agreement by PFP Fashions Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)
10.17         Security Agreement by Barneys (CA) Lease Corp. in favor of CUSA as the Administrative
              Agent dated as of January 28, 1999 (1)
10.18         Security Agreement by Barneys (NY) Lease Corp. in favor of CUSA as the Administrative
              Agent dated as of January 28, 1999 (1)
10.19         Security Agreement by Basco All-American Sportswear Corp. in favor of CUSA as the
              Administrative Agent dated as of January 28, 1999 (1)
10.20         Security Agreement by Barneys America (Chicago) Lease Corp. in favor of CUSA as the
              Administrative Agent dated as of January 28, 1999 (1)
10.21         Security Agreement by BNY Licensing Corp. in favor of CUSA as Administrative Agent dated as of January 28, 1999 (1)
10.22         Subordinated Note issued by Barneys and payable to Isetan of America, Inc. ("Isetan") dated
              January 28, 1999 (the "Isetan Note") (1)
10.23         Guarantee by Holdings of the Isetan Note dated January 28, 1999 (1)
10.24         Subordinated Note issued by Barneys and payable to Bi-Equipment Lessors LLC, dated January
              28, 1999 (the "Bi-Equipment Lessors Note") (1)
10.25         Guarantee by Holdings of the Bi-Equipment Lessors Note dated as of January 28, 1999 (1)
10.26         Security Agreement by Barneys in favor of Bi-Equipment Lessors LLC dated as of January 28,
              1999 (1)
10.27         License Agreement among Barneys, BNY Licensing Corp. and Barneys Japan Co. Ltd. dated as of
              January 28, 1999 (1)
10.28         Stock Option Plan for Non-Employee Directors effective as of March 11, 1999. (1)
10.29         Employee Stock Option Plan (6)
10.30         Registration Rights Agreement by and among Holdings and the Holders party thereto dated as of January 28, 1999 (the Registration Rights Agreement) (1)
10.31         Amendment No. 1, dated as of February 1, 2000, to Registration Rights Agreement (3)
10.32         Letter Agreement, dated January 28, 1999, among Bay Harbour, Whippoorwill, Isetan and
              Holdings (4)
10.33         Employment Agreement between Holdings and Howard Socol effective as of January 8, 2001 (7)
10.34         Registration Rights Agreement between Holdings and Howard Socol effective as of January 8,
              2001 (7)



Exhibit                                   Name of Exhibit
-------                                   ---------------

21                  Subsidiaries of the registrant (7)
23                  Consent of Independent Auditors (7)


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

(2) Incorporated by reference to Barneys' Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.

(3) Incorporated by reference to Amendment No. 2 to the Form 10 filed with the Commission on February 15, 2000.

(4) Incorporated by reference to Amendment No. 1 to the Form 10 filed with the Commission on October 13, 1999.

(5) Incorporated by reference to Amendment No. 3 to the Form 10 filed with the Commission on April 21, 2000.

(6) Incorporated by reference to Exhibit A to the Proxy Statement of the Company for its Annual Meeting of Stockholders held on June 27, 2000.

(7)      Filed herewith.