Form 10-Q
period 2001-05-05
BARNEYS NEW YORK INC
filed 2001-06-19
CIK 1087414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
{ X } Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended May 5, 2001 or

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

           As of June 7, 2001, there were 13,903,227 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                            QUARTER ENDED May 5, 2001

                                Table of Contents

                                                                                          Page No.
PART I.         FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

               Condensed consolidated statements of operations - Three months
                  ended May 5, 2001 and April 29, 2000                                       3

               Condensed consolidated balance sheets - May 5, 2001 and
                     February 3, 2001                                                        4

               Condensed consolidated statements of cash flows - Three months
                     ended May 5, 2001 and April 29, 2000                                    5

               Notes to condensed consolidated financial statements - May 5, 2001            6

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                          7

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk                   9

PART II.        OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K                                           10



SIGNATURES                                                                                  11





PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                      MAY 5,         APRIL 29,
                                                                                       2001             2000
                                                                                  --------------  ---------------
Net sales                                                                              $ 94,069         $ 96,611
Cost of sales                                                                            50,849           52,042
                                                                                  --------------  ---------------

          Gross profit                                                                   43,220           44,569

Expenses:

  Selling, general and administrative expenses (including occupancy costs)               40,221           39,240
  Depreciation and amortization                                                           4,623            4,358
  Other income - net                                                                     (1,251)          (1,144)
                                                                                  --------------  ---------------
          (Loss) income before interest and financing costs
              and income taxes                                                             (373)           2,115

Interest and financing costs, net of interest income                                      2,721            3,030
                                                                                  --------------  ---------------

          Loss before income taxes                                                       (3,094)            (915)

Income taxes                                                                                207               19
                                                                                  --------------  ---------------

          Net loss                                                                     $ (3,301)         $  (934)
                                                                                  ==============  ===============

Basic and diluted net loss per share of common stock                                   $  (0.24)         $ (0.07)
                                                                                  ==============  ===============

Weighted average number of shares of common
     stock outstanding                                                                   13,903           13,076
                                                                                  ==============  ===============


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                                 MAY 5,          FEBRUARY 3,
                                                                                                  2001              2001
                                                                                            -----------------  ----------------
     ASSETS
     Current assets:
         Cash and cash equivalents                                                                  $ 16,033          $ 17,369
         Restricted cash                                                                                 200               200
         Receivables, less allowances of $4,283 and $4,328                                            27,516            27,731
         Inventories                                                                                  61,457            61,232
         Other current assets                                                                          9,150             9,194
                                                                                            -----------------  ----------------
               Total current assets                                                                  114,356           115,726
     Fixed assets at cost, less accumulated depreciation
          and amortization of $20,011 and $17,585                                                     47,729            48,170
     Excess reorganization value, less accumulated amortization of $19,779 and $17,581               156,032           158,230
     Other assets                                                                                      1,551             1,733
                                                                                            -----------------  ----------------

               Total assets                                                                        $ 319,668         $ 323,859
                                                                                            =================  ================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                                           $ 19,455          $ 24,615
         Accrued expenses                                                                             29,036            35,360
                                                                                            -----------------  ----------------
               Total current liabilities                                                              48,491            59,975

     Long-term debt                                                                                   98,944            89,315
     Other long-term liabilities                                                                      13,238            12,276

     Redeemable Preferred Stock                                                                          500               500

     Shareholders' equity:
         Common stock--$.01 par value; authorized
              25,000,000 shares--issued 13,903,227 and 13,903,227 shares                                 139               139
         Additional paid-in capital                                                                  166,390           166,390
         Accumulated deficit                                                                          (8,034)           (4,736)
                                                                                            -----------------  ----------------
               Total shareholders' equity                                                            158,495           161,793
                                                                                            -----------------  ----------------

     Total liabilities and shareholders' equity                                                    $ 319,668         $ 323,859
                                                                                            =================  ================


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                              MAY 5,          APRIL 29,
                                                                               2001             2000
                                                                          ---------------  ----------------
Cash flows from operating activities:
Net loss                                                                        $ (3,301)           $ (934)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization                                                      4,897             4,622
Deferred rent                                                                        965               767
Decrease (increase) in:
     Receivables                                                                     215               746
     Inventories                                                                    (225)            2,635
     Other current assets                                                             44               310
     Long-term assets                                                                                   20
  Increase (decrease) in:
     Accounts payable and accrued expenses                                       (11,484)           (6,143)
                                                                          ---------------  ----------------
          Net cash (used) provided by operating activities                        (8,889)            2,023
                                                                          ---------------  ----------------

Cash flows from investing activities:
Fixed asset additions                                                             (1,985)           (1,413)
Reduction of restricted cash                                                                           (28)
                                                                          ---------------  ----------------
          Net cash used by investing activities                                   (1,985)           (1,441)
                                                                          ---------------  ----------------

Cash flows from financing activities:
Proceeds from debt                                                               113,000           105,700
Repayments of debt                                                              (103,462)         (106,783)
                                                                          ---------------  ----------------
          Net cash provided (used) by financing activities                         9,538            (1,083)
                                                                          ---------------  ----------------

Net decrease in cash and equivalents                                              (1,336)             (501)
Cash and equivalents - beginning of period                                        17,369            10,333
                                                                          ---------------  ----------------
Cash and equivalents - end of period                                            $ 16,033           $ 9,832
                                                                          ===============  ================


   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

         Barneys New York, Inc. ("Holdings" and, collectively with its subsidiaries, the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at February 3, 2001 has been derived from the audited financial statements at that date. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of May 5, 2001, and the results of its operations and its cash flows for the three-month periods ended May 5, 2001 and April 29, 2000. The results of operations for the three-month period may not be indicative of the results for the entire year.

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

           These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.


(2)        Long-term Debt

           Long-term Debt consisted of the following at:

         (000's)                             May 5, 2001                  February 3, 2001
                                       ------------------------      ---------------------------
         Revolving credit facility           $      41,769                 $       32,232
         $22,500 Subordinated Note                  21,386                         21,294
         Equipment Lessors notes                    35,789                         35,789
                                       ------------------------      ---------------------------
         Total                               $      98,944                 $       89,315
                                       ========================      ===========================

           In addition, under the Company's revolving credit facility, $17,052,000 was committed under unexpired letters of credit. As of May 5, 2001, the Company was in compliance with each of the covenants contained in the revolving credit facility.

(3)        Income Taxes

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. A federal income tax benefit was not recorded in either the first quarter of 2001 or 2000, as the future use of net operating losses generated in those periods was uncertain. In the respective periods, however, the Company has provided income taxes principally for state, local and franchise taxes.

(4)        Earnings (loss) Per Share ("EPS")

           Basic EPS is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted EPS reflects the incremental increase in common shares outstanding assuming the exercise of stock options and warrants that would have had a dilutive effect on EPS. Net income (loss) attributable to common stockholders is not materially affected by the 1% dividend on the 5000 issued and outstanding shares of preferred stock.

           Options and warrants to acquire an aggregate of 787,724 and 1,810,547 shares of common stock were not included in the computation of diluted earnings per common share for the three months ended May 5, 2001 and April 29, 2000, respectively, as including them would have been anti-dilutive.

           As of May 5, 2001, the Company's common stock was not actively traded.



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

Three Months Ended May 5, 2001 Compared to the Three Months Ended April 29, 2000

           Net sales for the three months ended May 5, 2001 were $94.1 million compared to $96.6 million in the year ago period, a decrease of 2.6%. Comparable store sales declined approximately 4.2%, principally due to the particularly weak retail environment.

           Gross profit on sales decreased 3.0% to $43.2 million for the three months ended May 5, 2001 from $44.6 million in the three months ended April 29, 2000, primarily due to the sales decrease discussed above. As a percentage of net sales, gross profit declined to 45.9% for the three months ended May 5, 2001 compared to 46.1% in the year ago period, principally due to higher markdowns offset by reduced shortage expense.

           Selling, general and administrative expenses, including occupancy expenses, increased 2.5% in the three-month period ended May 5, 2001 to $40.2 million from $39.2 million in the three month period ended April 29, 2000. This increase is principally driven by the costs of operating four new outlet stores as well as higher energy and advertising costs. Selling, general and administrative expenses increased to 42.8% of sales in the three months ended May 5, 2001 from 40.6% in the three months ended April 29, 2000 principally due to certain costs increasing disproportionately to the sales trend as well as reduced leveraging of expenses.

           Depreciation and amortization increased slightly in the three-month period ended May 5, 2001 to $4.6 million from $4.4 million in the prior year.

           Interest expense decreased in the three months ended May 5, 2001 to $2.7 million from $3.0 million in the year ago period. Interest associated with borrowings under the Company's credit facility declined principally as a result of lower average borrowings. Average borrowings under the revolving credit facility for the three months ended May 5, 2001 and April 29, 2000 were $38.1 million and $47.6 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt, inclusive of amortization of bank fees and unused line fees, was 11.0% in the three months ended May 5, 2001 compared to 11.2% in the comparable period of the prior year.

           The Company's net loss for the first quarter of 2001 was $3.3 million compared to a net loss of $0.9 million for the first quarter of 2000. Basic and diluted net loss per common share for the first quarter of 2001 and 2000 was ($0.24) and ($0.07), respectively.

LIQUIDITY AND CAPITAL

Liquidity and Capital Resources


           The Company's cash used by operations for the three months ended May 5, 2001 was $8.9 million compared to cash provided by operations of $2.0 million in the three months ended April 29, 2000. This decrease is being driven principally by the decline in the Company's earnings before non-cash charges, and by increased working capital requirements. The Company's working capital was $66.0 million at May 5, 2001 compared to $55.8 million at February 3, 2001. The Company's dependence on borrowings under the revolving credit facility could be greater in 2001, principally as a result of reduced operating results.

           The Company incurred capital expenditures of $2.0 million during the three-month period ended May 5, 2001 principally due to the opening of two new outlet stores in the quarter and reconfigurations and improvements in existing stores. Pursuant to the covenants contained in the revolving credit facility, the Company's total capital expenditures for fiscal year 2001 may not exceed a base level of $7,750,000, subject to adjustment for unused expenditures from the prior year as well as additional capital contributions. The Company will fund its capital expenditures through a combination of borrowings under the revolving credit facility and proceeds already received in connection with the prior exercise of certain previously outstanding options and warrants to acquire common stock.

           At May 5, 2001, the Company had approximately $38.0 million of availability under the revolving credit facility, after considering $41.8 million of revolving loans and $17.0 million of letters of credit outstanding.

           Management believes that it will be in compliance with the financial covenants contained in the revolving credit facility for the fiscal year ending February 2, 2002. However, any material deviations from the Company's forecasts could require the Company to seek additional waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the reported market risks since the end of the most recent fiscal year.

PART 2.    OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(b) The Company did not file any reports on Form 8-K during the quarter ended May 5, 2001.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 19, 2001

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