Form 10-Q
period 2001-08-04
BARNEYS NEW YORK INC
filed 2001-09-07
CIK 1087414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
{  X  }   Quarterly report pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934

For the quarterly period ended August 4, 2001 or

{     }  Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the transition period from   ______________ to ________________

Commission File Number - 0-26229

                             BARNEYS NEW YORK, INC.
             ------------------------------------------------------
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

         As of September 6, 2001 there were 13,903,227 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                          QUARTER ENDED AUGUST 4, 2001

                                Table of Contents

                                                                                   Page No.
PART I.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements (Unaudited)

         Condensed consolidated statements of operations - Three and six months
              ended August 4, 2001 and July 29, 2000                                   3

         Condensed consolidated balance sheets - August 4, 2001 and
              February 3, 2001                                                         4

         Condensed consolidated statements of cash flows - Six months
              ended August 4, 2001 and July 29, 2000                                   5

         Notes to condensed consolidated financial statements - August 4, 2001         6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                      8

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk              11

PART II.      OTHER INFORMATION

ITEM 4.        Submission of Matters to a Vote of Security Holders                    12

ITEM 6.        Exhibits and Reports on Form 8-K                                       13





SIGNATURES                                                                            14


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                       Barneys New York, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Operations
                       (In thousands, except per share amounts)

                                     (Unaudited)

                                                                       Three Months Ended                Six Months Ended
                                                                 August 4, 2001   July 29, 2000   August 4, 2001   July 29, 2000
                                                                 --------------   -------------   --------------   -------------
Net sales                                                          $  85,146        $  84,252        $ 179,215        $ 180,863
Cost of sales                                                         46,338           43,396           97,187           95,438
                                                                   ---------        ---------        ---------        ---------

          Gross profit                                                38,808           40,856           82,028           85,425

Expenses:

  Selling, general and administrative expenses
   (including occupancy costs)                                        36,661           38,210           76,882           77,450
  Depreciation and amortization                                        4,610            4,468            9,233            8,826
  Other income - net                                                  (1,373)          (1,068)          (2,624)          (2,212)
                                                                   ---------        ---------        ---------        ---------

          (Loss) income before interest and financing
            costs and income taxes                                    (1,090)            (754)          (1,463)           1,361

Interest and financing costs, net of interest income                   2,571            2,772            5,292            5,802
                                                                   ---------        ---------        ---------        ---------

          Loss before income taxes                                    (3,661)          (3,526)          (6,755)          (4,441)

Income taxes                                                             199               63              406               82
                                                                   ---------        ---------        ---------        ---------

          Net loss                                                 $  (3,860)       $  (3,589)       $  (7,161)       $  (4,523)
                                                                   =========        =========        =========        =========

Basic and diluted net loss per share of common stock               $   (0.28)       $   (0.26)       $   (0.52)       $   (0.34)
                                                                   =========        =========        =========        =========

Weighted average number of shares of common
     stock outstanding                                                13,903           13,627           13,903           13,352
                                                                   =========        =========        =========        =========



   The accompanying notes are an integral part of these financial statements.

                                 Barneys New York, Inc. and Subsidiaries

                                  Condensed Consolidated Balance Sheets
                                    (In thousands, except share data)

                                               (Unaudited)

                                                                      August 4,    February 3,
                                                                         2001         2001
                                                                      ---------    -----------
Assets
Current assets:
    Cash and cash equivalents                                         $  13,533    $  17,369
    Restricted cash                                                         200          200
    Receivables, less allowances of $4,304 and $4,328                    24,500       27,731
    Inventories                                                          63,638       61,232
    Other current assets                                                 10,904        9,194
                                                                      ---------    ---------
          Total current assets                                          112,775      115,726
Fixed assets at cost, less accumulated depreciation
     and amortization of $22,423 and $17,585                             48,073       48,170
Excess reorganization value, less accumulated
     amortization of $21,976 and $17,581                                153,834      158,230
Other assets                                                              1,368        1,733
                                                                      ---------    ---------
          Total assets                                                $ 316,050    $ 323,859
                                                                      =========    =========

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                                  $  30,254    $  24,615
    Accrued expenses                                                     29,134       35,360
                                                                      ---------    ---------
          Total current liabilities                                      59,388       59,975

Long-term debt                                                           87,304       89,315
Other long-term liabilities                                              14,226       12,276

Series A Redeemable Preferred Stock - Aggregate liquidation
    preference $2,000                                                      500          500

Shareholders' equity:
    Common stock--$.01 par value; authorized
         25,000,000 shares--issued 13,903,227 and 13,903,227 shares         139          139
    Additional paid-in capital                                          166,390      166,390
    Accumulated deficit                                                 (11,897)      (4,736)
                                                                      ---------    ---------
          Total shareholders' equity                                    154,632      161,793
                                                                      ---------    ---------

Total liabilities and shareholders' equity                            $ 316,050    $ 323,859
                                                                      =========    =========


The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (Unaudited)


                                                            Six Months Ended
                                                          August 4,    July 29,
                                                            2001         2000
                                                          ---------    --------

Cash flows from operating activities:
Net loss                                                 $  (7,161)   $  (4,523)
Adjustments to reconcile net loss to net cash provided
     by operating activities:
        Depreciation and amortization                        9,783        9,355
        Deferred rent                                        1,950        1,511
Decrease (increase) in:
     Receivables                                             3,231        3,755
     Inventories                                            (2,406)      (1,548)
     Other current assets                                   (1,710)      (1,603)
     Long-term assets                                           (1)          21
  Increase (decrease) in:
     Accounts payable and accrued expenses                    (587)       6,916
                                                         ---------    ---------
          Net cash provided by operating activities          3,099       13,884
                                                         ---------    ---------

Cash flows from investing activities:
Fixed asset additions                                       (4,740)      (3,929)
Reduction of restricted cash                                     -          (51)

                                                         ---------    ---------
          Net cash used by investing activities             (4,740)      (3,980)
                                                         ---------    ---------

Cash flows from financing activities:
Proceeds from debt                                         196,114      190,125
Repayments of debt                                        (198,309)    (201,480)
Proceeds from exercise of warrants                               -        7,186
                                                         ---------    ---------
          Net cash used by financing activities             (2,195)      (4,169)
                                                         ---------    ---------

Net (decrease) increase in cash and equivalents             (3,836)       5,735
Cash and equivalents - beginning of period                  17,369       10,333
                                                         ---------    ---------
Cash and equivalents - end of period                     $  13,533    $  16,068
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

         Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at February 3, 2001 has been derived from the audited financial statements at that date. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company as of August 4, 2001, and the results of its operations and its cash flows for the three and six month periods ended August 4, 2001 and July 29, 2000. The results of operations for the three and six month periods may not be indicative of the results for the entire year.

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



(2)      Long-Term Debt

         Long-Term Debt consisted of the following at:

        (000's)                         August 4, 2001    February 3, 2001
                                        --------------    ----------------
        Revolving credit facility          $   30,035        $    32,232
        $22,500 Subordinated Note              21,480             21,294
        Equipment Lessors notes                35,789             35,789
                                        --------------    ----------------
        Total                              $   87,304        $    89,315
                                        ==============    ================

         In addition, $28,738,000 was committed under unexpired letters of credit at August 4, 2001, under the Company's Revolving Credit Facility. As of August 4, 2001, the Company was in compliance with each of the covenants contained in the Revolving Credit Facility.


(3)      Income Taxes

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. A federal income tax benefit was not recorded in either 2001 or 2000, as the future use of net operating losses generated in those periods was uncertain. In the respective periods, however, the Company has provided income taxes principally for state, local and franchise taxes.

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

         Options and warrants to acquire an aggregate of 1,965,458 shares of common stock were not included in the computation of diluted earnings per common share for the three and six months ended August 4, 2001, as including them would have been anti-dilutive. Options and warrants to acquire an aggregate of 1,084,779 shares of common stock were not included in the computation of diluted earnings per common share for the three and six months ended July 29, 2000, respectively, as including them would have been anti-dilutive.

         As of August 4, 2001, the Company's common stock was not actively traded.

(5)      New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of Fiscal 2002. Amortization expense of the Excess reorganization value is estimated to be approximately $8.8 million ($0.63 per share) in Fiscal 2001. Except for the elimination of this amortization expense, the Company is currently assessing, but has not yet determined, the impact of FASB Statement No. 142, Goodwill and

Other Intangible Assets, on its consolidated financial position or results of operations.


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

Three Months Ended August 4, 2001 Compared to the Three Months Ended July 29,
2000

         Net sales for the three months ended August 4, 2001 were $85.1 million compared to $84.3 million a year ago, an increase of 1.1%. Comparable store sales declined 1%. Sales for the quarter continued to be impacted by the weak retail environment emanating from the current economic conditions.

         Gross profit on sales decreased 5.0% to $38.8 million for the three months ended August 4, 2001 from $40.9 million in the three months ended July 29, 2000, primarily due to increased promotional selling in the period. As a result, gross profit as a percentage of net sales was 45.6% for the three months ended August 4, 2001 compared to 48.5% in the year ago period.

         Selling, general and administrative expenses, including occupancy expenses, decreased 4.1% in the three-month period ended August 4, 2001 to $36.7 million from $38.2 million in the three month period ended July 29, 2000. This decrease was principally driven by broad-based reductions totaling approximately $1.1 million in various selling, general and administrative expenses including packaging, travel, information technology, and certain professional fees. In addition, personnel expense reductions of approximately $0.7 million were driven by both position eliminations and reduced costs associated with certain ancillary fringe benefits. These reductions were partially offset by higher occupancy costs primarily driven by increased utility costs as well as additional rent expense due to the operation of four new outlet stores. Selling, general and administrative expenses were 43.1% of sales in the three months ended August 4, 2001 as compared to 45.4% in the three months ended July 29, 2000.

         Depreciation and amortization increased 3.2% in the three-month period ended August 4, 2001 to $4.6 million from $4.5 million in the prior year period.

         Interest expense decreased 7.3% in the three months ended August 4, 2001 to $2.6 million from $2.8 million in the prior year. Interest associated with borrowings under the Company's credit facility declined principally as a result of lower interest rates and average borrowings. Average borrowings under the revolving credit facility for the three months ended August 4, 2001 and July 29, 2000 were $32.3 million and $39.9 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt, inclusive of amortization of bank fees and unused line fees, was 10.3% in the three months ended August 4, 2001 compared to 12.1% in the comparable period of the prior year.

         The Company's net loss for the three months ended August 4, 2001 was $3.9 million compared to a net loss of $3.6 million for the three months ended July 29, 2000. Basic and diluted net loss per common share for the three months ended August 4, 2001 and July 29, 2000 were $0.28 and $0.26, respectively.



Six Months Ended August 4, 2001 Compared to the Six Months Ended July 29, 2000

         Net sales for the six months ended August 4, 2001 were $179.2 million compared to $180.9 million a year ago, a decrease of 1.0%. Comparable store sales decreased approximately 2.7%, principally due to a particularly weak retail environment emanating from the current economic conditions.

         Gross profit on sales decreased 4.0% to $82.0 million for the six months ended August 4, 2001 from $85.4 million in the six months ended July 29, 2000, primarily due to increased promotional selling as well as the sales decrease discussed above. As a percentage of net sales, gross profit was 45.8% for the six months ended August 4, 2001 compared to 47.2% in the year ago period.

         Selling, general and administrative expenses, including occupancy expenses, decreased 0.7% in the six-month period ended August 4, 2001 to $76.9 million from $77.4 million in the six month period ended July 29, 2000. This decrease was principally driven by broad-based reductions totaling approximately

$1.5 million in various selling, general and administrative expenses including packaging, bad debt, travel, information technology, and certain professional fees. In addition, personnel expense reductions of approximately $0.4 million were driven by a combination of position eliminations, reduced costs associated with certain ancillary fringe benefit programs and reduced commission expense in line with reduced sales. The aforementioned reductions were partially offset by higher occupancy costs primarily driven by increased utility costs as well as additional rent expense due to the operation of four new outlet stores. In addition, advertising costs increased $0.5 million from the year ago period as part of the Company's continuing efforts to strengthen its brand equity. Selling, general and administrative expenses were 42.9% of sales in the six months ended August 4, 2001 as compared to 42.8% in the six months ended July 29, 2000.

         Depreciation and amortization increased 4.6% in the six-month period ended August 4, 2001 to $9.2 million from $8.8 million in the prior year period.

         Interest expense decreased in the six months ended August 4, 2001 to $5.3 million from $5.8 million a year ago. Interest associated with borrowings under the Company's credit facility declined principally as a result of lower interest rates and average borrowings. Average borrowings under the revolving credit facility for the six months ended August 4, 2001 and July 29, 2000 were $35.2 million and $43.7 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt, inclusive of amortization of bank fees and unused line fees, was 10.7% in the six months ended August 4, 2001 compared to 11.6% in the comparable period of the prior year.

         The Company's net loss for the six months ended August 4, 2001 was $7.2 million compared to a net loss of $4.5 million for the six months ended July 29, 2000. Basic and diluted net loss per common share for the six months ended August 4, 2001 and July 29, 2000 were $0.52 and $0.34, respectively.



LIQUIDITY AND CAPITAL

Liquidity and Capital Resources


         Cash provided by operations for the six months ended August 4, 2001 was approximately $3.1 million compared to $13.9 million in the year ago period. This decrease is being driven principally by the decline in the Company's earnings before non-cash charges, and by increased working capital requirements. The Company's working capital was $53.4 million at August 4, 2001 compared to $55.8 million at February 3, 2001. The Company's primary source of liquidity has been borrowings under the Revolving Credit Facility.

         The Company incurred capital expenditures of $4.7 million during the six-month period ended August 4, 2001 principally due to the opening of two new outlet stores and reconfigurations and improvements in existing stores. Pursuant to the covenants contained in the revolving credit facility, the Company's total capital expenditures for fiscal year 2001 may not exceed a base level of $7,750,000, subject to adjustment for unused expenditures from the prior year as well as additional capital contributions. The Company will fund its capital expenditures through a combination of borrowings under the revolving credit facility and proceeds already received in connection with the prior exercise of certain previously outstanding options and warrants to acquire common stock.

         At August 4, 2001, the Company had approximately $36.0 million of availability under the Revolving Credit Facility, after considering $30.0 million of revolving loans and $28.7 million of letters of credit outstanding.

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


(a)      The Annual Meeting of Stockholders of the Company was held on June 20,
         2001.

(b) Each of the Directors listed in item (c) below was elected a Director at the Annual Meeting for a one-year term.

(c) Voting for the election of directors of the Company to serve until the next Annual Meeting:

                                               FOR           WITHHELD
                                                             (including broker
                                                              non-votes)

         Shelley F. Greenhaus             11,024,624             3,766
         John Halpern                     11,024,624             3,766
         Yasuo Okamoto                    11,024,624             3,766
         Allen I. Questrom                11,024,469             3,921
         Howard Socol                     11,024,456             3,934
         Carl Spielvogel                  11,024,624             3,766
         David A. Strumwasser             11,024,624             3,766
         Robert J. Tarr, Jr.              11,024,624             3,766
         Douglas P. Teitelbaum            11,024,624             3,766
         Steven A. Van Dyke               11,024,624             3,766
         Shelby S. Werner                 11,024,624             3,766

Other Matters:

10,412,346 shares were voted in favor of the proposal to amend the Company's Employee Stock Option Plan with 6,194 shares voted against, 4,374 abstentions and no broker non-votes, 11,022,475 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending February 2, 2002, with 2,722 shares voted against, 3,193 abstentions and no broker non-votes. Reference is made to the Company's Proxy Statement dated May 2, 2001 for its 2001 Annual Meeting for additional information concerning the matters voted on at the meeting.

ITEM 6. Exhibits and Reports on Form 8-K


(b) The Company did not file any reports on Form 8-K during the quarter ended August 4, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 6, 2001

                               BARNEYS NEW YORK, INC.



                               By:       /s/ Steven M. Feldman
                                    ---------------------------------------
                                    Name:    Steven M. Feldman
                                    Title:   Executive Vice President,
                                             Chief Financial Officer