Form 10-Q
period 2001-11-03
BARNEYS NEW YORK INC
filed 2001-12-17
CIK 1087414

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
{  X  }   Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the quarterly period ended November 3, 2001 or

{     }   Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

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

         As of December 14, 2001 there were 13,903,227 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                         QUARTER ENDED NOVEMBER 3, 2001

                                Table of Contents

                                                                                        Page No.
PART I.       FINANCIAL INFORMATION

ITEM 1.      Financial Statements (Unaudited)

         Condensed consolidated statements of operations - Three and nine months
              ended November 3, 2001 and October 28, 2000                                   3

         Condensed consolidated balance sheets - November 3, 2001 and
              February 3, 2001                                                              4

         Condensed consolidated statements of cash flows - Nine months
              ended November 3, 2001 and October 28, 2000                                   5

         Notes to condensed consolidated financial statements - November 3, 2001            6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                           8

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk                   12

PART II.      OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K                                            13





SIGNATURES                                                                                 14


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                                          Three Months Ended            Nine Months Ended
                                                                     Nov. 3, 2001    Oct. 28, 2000 Nov. 3, 2001  Oct. 28, 2000
                                                                     --------------  ------------- ------------- --------------
Net sales                                                               $  89,408      $ 110,228      $ 268,623      $ 291,091
Cost of sales                                                              52,785         58,540        149,972        153,978
                                                                        ---------      ---------      ---------      ---------

          Gross profit                                                     36,623         51,688        118,651        137,113

Expenses:

  Selling, general and administrative expenses (including occupancy
     costs)                                                                38,820         42,075        115,704        119,526
  Depreciation and amortization                                             4,670          4,495         13,903         13,321
  Other income - net                                                       (1,204)        (1,252)        (3,829)        (3,464)
                                                                        ---------      ---------      ---------      ---------

          (Loss) income before interest and financing costs and
             income taxes                                                  (5,663)         6,370         (7,127)         7,730

Interest and financing costs, net of interest income                        2,581          3,067          7,873          8,869
                                                                        ---------      ---------      ---------      ---------

          (Loss) income before income taxes                                (8,244)         3,303        (15,000)        (1,139)

Income taxes                                                                  204             20            610            101
                                                                        ---------      ---------      ---------      ---------

          Net (loss) income                                             $  (8,448)     $   3,283      $ (15,610)     $  (1,240)
                                                                        =========      =========      =========      =========

Basic and diluted net (loss) income per share of common stock           $   (0.61)     $    0.24     $    (1.12)     $   (0.09)
                                                                        =========      =========      =========      =========

Weighted average number of shares of common
     stock outstanding                                                     13,903         13,903         13,903         13,536
                                                                        =========      =========      =========      =========



   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                              November 3,     February 3,
                                                                                                 2001            2001
                                                                                            ---------------- --------------
                                                                                              (Unaudited)      (Note 1)
     Assets
     Current assets:
         Cash and cash equivalents                                                                 $ 12,355       $ 17,369
         Restricted cash                                                                                200            200
         Receivables, less allowances of $4,318 and $4,328                                           27,496         27,731
         Inventories                                                                                 65,180         61,232
         Other current assets                                                                         8,785          9,194
                                                                                            ---------------- --------------
               Total current assets                                                                 114,016        115,726
     Fixed assets at cost, less accumulated depreciation
          and amortization of $24,892 and $17,585                                                    48,619         48,170
     Excess reorganization value, less accumulated amortization of $24,174 and $17,581              151,637        158,230
     Other assets                                                                                     1,184          1,733
                                                                                            ---------------- --------------

               Total assets                                                                       $ 315,456      $ 323,859
                                                                                            ================ ==============

     Liabilities and shareholders' equity
     Current liabilities:
         Accounts payable                                                                          $ 22,758       $ 24,615
         Accrued expenses                                                                            30,071         35,360
                                                                                            ---------------- --------------
               Total current liabilities                                                             52,829         59,975

     Long-term debt                                                                                 101,054         89,315
     Other long-term liabilities                                                                     14,890         12,276

     Series A Redeemable Preferred Stock - Aggregate liquidation preference $2,000                      500            500

     Shareholders' equity:
         Common stock--$.01 par value; authorized
              25,000,000 shares--issued 13,903,227 and 13,903,227 shares                                139            139
         Additional paid-in capital                                                                 166,390        166,390
         Accumulated deficit                                                                        (20,346)        (4,736)
                                                                                            ---------------- --------------
               Total shareholders' equity                                                           146,183        161,793
                                                                                            ---------------- --------------

     Total liabilities and shareholders' equity                                                   $ 315,456      $ 323,859
                                                                                            ================ ==============


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (Unaudited)

                                                                             Nine Months Ended
                                                                        Nov. 3, 2001  Oct. 28, 2000
                                                                        ------------- --------------
Cash flows from operating activities:
Net loss                                                                   $ (15,610)      $ (1,240)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
        Depreciation and amortization                                         14,736         14,120
        Deferred rent                                                          2,614          2,255
Decrease (increase) in:
     Receivables                                                                 235         (2,864)
     Inventories                                                              (3,948)        (8,771)
     Other current assets                                                        409         (1,015)
     Long-term assets                                                              -             20
  Increase (decrease) in:
     Accounts payable and accrued expenses                                    (7,146)           (20)
                                                                        ------------- --------------
          Net cash (used) provided by operating activities                    (8,710)         2,485
                                                                        ------------- --------------

Cash flows from investing activities:
Fixed asset additions                                                         (7,759)        (5,615)
Reduction of restricted cash                                                       -          1,469
                                                                        ------------- --------------
          Net cash used by investing activities                               (7,759)        (4,146)
                                                                        ------------- --------------

Cash flows from financing activities:
Proceeds from debt                                                           304,113        314,745
Repayments of debt                                                          (292,658)      (312,868)
Proceeds from exercise of warrants                                                 -          7,186
                                                                        ------------- --------------
          Net cash provided by financing activities                           11,455          9,063
                                                                        ------------- --------------

Net (decrease) increase in cash and equivalents                               (5,014)         7,402
Cash and equivalents - beginning of period                                    17,369         10,333
                                                                        ------------- --------------
Cash and equivalents - end of period                                        $ 12,355       $ 17,735
                                                                        ============= ==============

   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

         Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 3, 2001 are not necessarily indicative of the results for the entire year. References herein to "2002" are for the 52 weeks ending February 1, 2003.

The balance sheet at February 3, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.



(2)      Long-Term Debt

         Long-Term Debt consisted of the following at:

        (000's)                           November 3,         February 3,
                                             2001                2001
                                    -------------------- ---------------------
        Revolving credit facility         $   43,687       $    32,232
        $22,500 Subordinated Note             21,578            21,294
        Equipment Lessors notes               35,789            35,789
                                    -------------------- ---------------------
        Total                             $  101,054       $    89,315
                                    ==================== =====================


         In addition, $17,586,000 was committed under unexpired letters of credit at November 3, 2001, under the Company's Credit Agreement.

         In December 2001, the Company entered into an amendment to its Credit Agreement which, among other things, amended and/or eliminated certain of the financial covenants contained therein through fiscal 2002. In addition, commensurate with the needs of the business, the total commitment pursuant to that agreement was reduced to $105,000,000. The earnings and net worth covenants were eliminated for the quarter ended November 3, 2001 and were reset through fiscal 2002. The capital expenditure covenant was reduced in fiscal 2002 and the leverage covenant was eliminated. As of November 3, 2001, after giving effect to the amendment, the Company was in compliance with each of the covenants contained in the Credit Agreement.


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

         Options and warrants to acquire an aggregate of 1,965,458 shares of common stock were not included in the computation of diluted earnings per common share for the three and nine months ended November 3, 2001, as including them would have been anti-dilutive. Options and warrants to acquire an aggregate of 957,724 shares of common stock were not included in the computation of diluted earnings per common share for the three and nine months ended October 28, 2000, respectively, as including them would have been anti-dilutive.

         As of November 3, 2001, the Company's common stock was not actively traded.

(5)      New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

         The operating results for the three and nine months ended November 3, 2001 reflect the impact of a weak economy exacerbated by the tragic events of September 11, 2001 (the "September 11 events"). The business disruption caused by the terrorist attacks and the indirect impact the attacks have had on consumer spending and tourism, continues to have a lingering effect and is a significant factor affecting the three and nine month operating results. Approximately 50% of the Company's annual business is generated by properties located within New York City. In the days immediately following the September 11 events, the Company experienced a significant decline in sales from the prior year. Total Company comparable store sales declined approximately 34% in the month of September, which is in stark contrast to the 2.7% comparable store sales decline for the entire spring 2001 season. While the Company did lose its full-price store located at the World Financial Center (in New York City) as a result of the September 11 events, this store only represented approximately 1% of annual revenues in the most recently completed fiscal year. Due to the size of the store, and as a result of insurance recoveries related thereto, management does not expect the loss of this one store to have a significant impact on the financial position or operating results of the Company.

Three Months Ended November 3, 2001 Compared to the Three Months Ended October 28, 2000

         Net sales for the three months ended November 3, 2001 were $89.4 million compared to $110.2 million a year ago, a decrease of 18.9%. Comparable store sales declined 19.6%.

         Gross profit on sales decreased 29.2% to $36.6 million for the three months ended November 3, 2001 from $51.7 million in the three months ended October 28, 2000. This decrease is primarily due to the sales reduction discussed above and increased promotional selling. As a result, gross profit as a percentage of net sales was 41.0% for the three months ended November 3, 2001 compared to 46.9% in the year ago period.

         Selling, general and administrative expenses, including occupancy expenses, decreased 7.7% in the three-month period ended November 3, 2001 to $38.8 million from $42.1 million in the three month period ended October 28, 2000. This decrease resulted from several factors including, broad-based reductions in excess of $2.5 million in various selling, general and administrative expenses including approximately $1.4 million principally related to commissions and third party credit card fees (commensurate with the sales decline) and also packaging and office supplies, travel, certain professional fees and repairs and maintenance. In addition, personnel expense reductions of approximately $1.0 million were driven by position eliminations and reduced costs associated with certain ancillary fringe benefits. These reductions were partially offset by higher advertising costs to drive sales, and additional costs to operate four new outlet stores. Reflecting a reduction in the leveraging of expenses, principally due to the dramatic sales decline in the period, selling, general and administrative expenses were 43.4% of sales in the three months ended November 3, 2001 as compared to 38.2% in the three months ended October 28, 2000.

         Depreciation and amortization increased 3.9% in the three-month period ended November 3, 2001 to $4.7 million from $4.5 million in the prior year period.

         Net interest expense decreased 15.9% in the three months ended November 3, 2001 to $2.6 million from $3.1 million in the prior year period. Interest associated with borrowings under the Company's credit facility declined principally as a result of lower interest rates and average borrowings. Average borrowings under the revolving credit facility for the three months ended November 3, 2001 and October 28, 2000 were $40.5 million and $52.2 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt, inclusive of amortization of bank fees and unused line fees, was 8.5% in the three months ended November 3, 2001 compared to 10.9% in the comparable period of the prior year.

         The Company's net loss for the three months ended November 3, 2001 was $8.4 million compared to net income of $3.3 million for the three months ended October 28, 2000. Basic and diluted net (loss) income per share for the three months ended November 3, 2001 and October 28, 2000 were $(0.61) and $0.24, respectively.



Nine months Ended November 3, 2001 Compared to the Nine months Ended October 28, 2000

         Net sales for the nine months ended November 3, 2001 were $268.6 million compared to $291.1 million a year ago, a decrease of 7.7%. Comparable store sales decreased approximately 9.2%.

         Gross profit on sales decreased 13.5% to $118.7 million for the nine months ended November 3, 2001 from $137.1 million in the Nine months ended October 28, 2000, primarily due to increased promotional selling as well as the sales decrease discussed above. As a percentage of net sales, gross profit was 44.2% for the nine months ended November 3, 2001 compared to 47.1% in the year ago period.

         Selling, general and administrative expenses, including occupancy expenses, decreased 3.2% in the nine-month period ended November 3, 2001 to $115.7 million from $119.5 million in the nine-month period ended October 28, 2000. This decrease resulted from several factors including broad-based reductions in excess of $3.8 million in various selling, general and administrative expenses inclusive of approximately $1.6 million, principally related to commissions and third party credit card fees (commensurate with the sales decline) and also including packaging and office supplies, MIS fees, travel, certain professional fees and repairs and maintenance. In addition, personnel expense reductions of approximately $1.2 million were driven by position eliminations and reduced costs associated with certain ancillary fringe benefits. The aforementioned reductions were partially offset by higher occupancy costs primarily driven by additional rent expense associated with the operation of four new outlet stores and increased utility costs as a result of higher fuel charges. In addition, advertising costs increased $0.7 million from the year ago period as part of the Company's continuing efforts to drive sales and strengthen its brand equity. Reflecting a reduction in the leveraging of expenses, principally due to the dramatic sales decline in the period, selling, general and administrative expenses were 43.1% of sales in the nine months ended November 3, 2001 as compared to 41.1% in the nine months ended October 28, 2000.

         Depreciation and amortization increased 4.4% in the nine-month period ended November 3, 2001 to $13.9 million from $13.3 million in the prior year period.

         Net interest expense decreased in the nine months ended November 3, 2001 to $7.9 million from $8.9 million a year ago. Interest associated with borrowings under the Company's credit facility declined principally as a result of lower interest rates and average borrowings. Average borrowings under the revolving credit facility for the nine months ended November 3, 2001 and October 28, 2000 were $37.0 million and $46.5 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt, inclusive of amortization of bank fees and unused line fees, was 9.9% in the nine months ended November 3, 2001 compared to 11.3% in the comparable period of the prior year.

         The Company's net loss for the nine months ended November 3, 2001 was $15.6 million compared to a net loss of $1.2 million for the nine months ended October 28, 2000. Basic and diluted net loss per common share for the nine months ended November 3, 2001 and October 28, 2000 were $1.12 and $0.09, respectively.



LIQUIDITY AND CAPITAL

Liquidity and Capital Resources


         Cash used by operations for the nine months ended November 3, 2001 was approximately $8.7 million compared to cash provided by operations of $2.5 million in the year ago period. This decrease is principally driven by the decline in the Company's earnings before non-cash charges, and by increased working capital requirements. The Company's working capital was $61.2 million at November 3, 2001 compared to $55.8 million at February 3, 2001. The Company's primary source of liquidity has been borrowings under the Credit Agreement.

         The Company incurred capital expenditures of $7.8 million during the nine-month period ended November 3, 2001 principally due to reconfigurations and improvements in existing stores, including the completed relocation of the existing restaurant and the planned relocation and expansion of the cosmetics and women's accessories businesses at the New York Flagship store, as well as the opening of two new outlet stores. In addition, the current year includes amounts related to the on-going project to replace all point of sale registers in the existing stores. The Company will principally fund its capital expenditures through a combination of borrowings under the Credit Agreement and proceeds already received in connection with the prior exercise of certain previously outstanding options and warrants to acquire common stock.

         At November 3, 2001, the Company had approximately $40.0 million of availability under the Credit Agreement, after considering $43.7 million of revolving loans and $17.6 million of letters of credit outstanding.

         As a result of current economic conditions and the resulting financial impact on the Company, in December 2001, the Company entered into an amendment to its Credit Agreement, which among other things, amended and/or eliminated certain of the financial covenants contained therein through fiscal 2002 and decreased the commitment pursuant to that agreement to $105,000,000. In addition, the maturity of the Credit Agreement was extended to February 15, 2003.

                  A summary of the renegotiated terms is discussed below:

                  Revolving credit availability is calculated as a percentage of eligible inventory (including undrawn letters of credit) and Barneys New York credit card receivables plus trademark availability (such amount subject to a downward adjustment as defined). The amount of trademark availability is currently $5,000,000. Interest rates pursuant to the Credit Agreement are either the Base Rate (as defined) plus 1.75% or LIBOR plus 2.75%. The Credit Agreement also provides for a fee of 1.50% to 2.50% per annum on the daily average letter of credit amounts outstanding and a commitment fee of 0.375% on the unused portion of the facility.

                  The Credit Agreement contains financial covenants relating to net worth, earnings and capital expenditures as outlined below. With the exception of the capital expenditures covenant, which is a covenant measured on an annual basis, the covenants discussed herein are required to be measured on a quarterly basis.

                  Minimum consolidated net worth. Eliminated for the third quarter of fiscal 2001. At the end of each of the next five fiscal quarters, starting with the fourth fiscal quarter of 2001, shall not be less than $136,000,000, $128,000,000, $124,000,000, $126,000,000 and $132,000,000,
respectively.

                  Minimum consolidated EBITDA. Eliminated for the third quarter of fiscal 2001. As of the last day of each of the next five fiscal quarters (for the defined trailing periods), starting with the fourth fiscal quarter of 2001, shall not be less than $1,000,000, $1,000,000, $2,000,000, $8,000,000 and
$16,000,000, respectively.

                  Capital Expenditures. The Company's total capital expenditures for Fiscal 2002 were reduced to $5,000,000, and are subject to upward adjustment if certain conditions are met.

                  In addition to the above, the Company is subject to a 30 day clean-down provision within the 90 day period commencing December 1 of each year wherein the Company's outstanding revolving loans and letter of credit obligations may not exceed $65,000,000.

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

PART II. OTHER INFORMATION




ITEM 6. Exhibits and Reports on Form 8-K

(a)           Exhibit
                No.        Description

               10.1 Sixth Amendment, dated as of December 12, 2001 to the Credit Agreement

(b) The Company did not file any reports on Form 8-K during the quarter ended November 3, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 14, 2001

                            BARNEYS NEW YORK, INC.



                            By:           /s/ Steven M. Feldman
                                     ------------------------------------------
                                     Name:    Steven M. Feldman
                                     Title:   Executive Vice President,
                                              Chief Financial Officer