Form 10-K
period 2002-02-02
BARNEYS NEW YORK INC
filed 2002-05-03
CIK 1087414

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year-ended February 2, 2002.
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________
                         Commission file number: 0-26229
                                                 -------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]


                            [Cover page 1 of 2 pages]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 25, 2002:
There is no public trading market for the registrant's Common Stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [_] On April 25, 2002, the registrant had outstanding 13,903,227 shares of Common Stock, par value $0.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:


         Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on June 19, 2002 are incorporated by reference into Part III of this report.










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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK......................................................................................20

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................21

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................21

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................22

ITEM 11.       EXECUTIVE COMPENSATION...........................................................................22

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT...................................................................................22

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................22

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K......................................................................................23

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

                  Barneys product assortment and price points can generally be categorized within the luxury market and appeal typically to a more fashion-conscious and sophisticated customer. Its merchandising philosophy stresses a variety of fashion viewpoints, and includes established and new designers, as well as branded and private label goods. Merchandise is sourced from a variety of domestic and foreign vendors, with a significant portion of the product being manufactured in Europe (primarily Italy). The Company's vendors include major designers such as Prada, Giorgio Armani, Jil Sander, Manolo Blahnik, Ermenegildo Zegna and Marc Jacobs. Major branded goods include Hickey Freeman and Oxxford, and major cosmetics lines include, among others, Chanel, Francois Nars and Kiehls.

                   Barneys was founded by Barney Pressman in 1923 under the name Barney's Clothes, Inc. Barneys and certain of its subsidiaries commenced proceedings under Chapter 11 of title 11, United States Code (the "Bankruptcy Code") on January 10, 1996 (the "Filing Date") and emerged therefrom on January 28, 1999. Pursuant to the Plan of Reorganization for Barneys and certain of its affiliates (the "Plan") as confirmed by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), Holdings was formed and all the equity interests in Barneys were transferred to Holdings, making Barneys a wholly-owned subsidiary of Holdings.

RETAILING STRATEGY


                  The Company sells to consumers primarily through three inter-related distribution channels. These distribution channels are broadly defined as full-price stores, outlet stores, and warehouse sale events. While these three distribution channels differ in both size and price-points, they are each merchandised, in their own way, with a wide-range of high quality products that generally appeal to a more fashion-oriented customer. The Company's inventory supply chain is managed throughout these three distribution channels. The outlet stores provide a clearance venue for residual full-price store merchandise, and the warehouse sale events also serve the same purpose for residual merchandise from the other two distribution channels. Both the outlet stores and the warehouse sale events leverage the strength of the Barneys New York brand, which has been established by our full-price stores in general, but more specifically by our flagship stores. The three distribution channels are discussed in more detail below.

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

                  The three large flagship stores establish and promote the Barneys New York image as a pre-eminent retailer of men's and women's fashion. These stores provide customers with a wide variety of products, including apparel, accessories, cosmetics and items for the home, catering to affluent, fashion-conscious men and women. The five smaller regional stores, which provide a limited selection of the assortments offered in the flagship stores, aim to serve similar customers in smaller urban markets.

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

LICENSING ARRANGEMENTS

                  BNY Licensing Corp. ("BNY Licensing"), a wholly-owned subsidiary of Barneys, is party to licensing arrangements pursuant to which (i) two retail stores are operated in Japan and a single in-store department is operated in Singapore under the name "BARNEYS NEW YORK," each by an affiliate of Isetan Company Ltd. ("Isetan"), and (ii) Barneys Asia Co. LLC, which is 70% owned by BNY Licensing and 30% owned by an affiliate of Isetan, has the exclusive right to sublicense the BARNEYS NEW YORK trademark throughout Asia (excluding Japan). Licensing agreements governing these arrangements were entered into in connection with Barneys' emergence from bankruptcy (see Note 7 to the Consolidated Financial Statements).

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

COMPETITION

                  The retail industry, in general, and the specialty retail store business, in particular, are intensely competitive. Generally, the Company's full-price stores compete with both specialty stores and department stores, while the Company's outlet stores and warehouse sale events compete with certain categories of off-price and discount stores, in the geographic areas in which they operate. In addition, Barneys faces increasing competition from its significant designer vendors which have entered or expanded their presence with their own dedicated stores. Several department store, specialty store, and vendor store competitors also offer mail order catalog and internet shopping that also competes with the Company. Some of the retailers with which Barneys competes have substantially greater financial resources than the Company and may have various other competitive advantages over the Company.

                  The trend toward consolidation and vertical integration of designer brands poses additional competitive risk for the Company (e.g., Prada and Gucci each own several other designer brands, and LVMH has a stable of designer vendors which it sells through its Duty Free Shops and Galleria stores as well as individual designer boutiques). Competition is strong not only for retail customers, but also for vendor resources. In the Company's luxury retail business, exclusivity of merchandise brands is very valuable, and retail stores compete for exclusive distribution arrangements with key designer vendors.



MERCHANDISING

                  In Fiscal 2001, the Company's top 10 vendor brands accounted for approximately 25% of total Company sales. The two top vendor resources (including all designer brands owned by the vendor resource) each accounted for approximately 10% and 4%, respectively, of total Company sales. All of these vendor resources are also sold by competitor retailers in certain markets; nine of the ten vendors also have their own dedicated retail stores. Exclusivity of distribution of designer brands is a valuable resource in the luxury retail business. The Company faces risk to its business if certain designer vendors withdraw Barneys from their distribution, or, conversely, if they provide distribution to competitors. Management does not expect that the trend toward vertical integration discussed above or the withdrawal from Barneys of the distribution of certain designer vendors will have a material impact on the operations of the Company. If certain vendors were to withdraw distribution from Barneys, the Company might, in the short term, have difficulty identifying comparable sources of supply. However, management believes that alternative supply sources do exist to fulfill the Company's requirements in the event of such a disruption.



EMPLOYEES

                  At February 2, 2002, the Company employed approximately 1,300 people. The Company's staffing requirements fluctuate during the year as a result of the seasonality of the retail apparel industry, adding approximately 100 employees during the holiday selling season. Approximately 500 of the Company's employees are represented by unions and the Company believes that overall its relationship with its employees and the unions is good. During its more than fifty-year relationship with unions representing its employees, the Company has never been subjected to a strike.



CAPITAL EXPENDITURES

                  The Company's capital expenditure plan is designed to allocate funds to projects that are necessary to support the Company's strategic plan. Under the terms of its $105,000,000 revolving credit facility, capital expenditures are limited, subject to certain adjustments, to $5,000,000 in fiscal year 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

                  The Company used existing net operating loss carryforwards to reduce the gain incurred as a result of this sale. Nevertheless, the Company was subject to alternative minimum tax. Furthermore, immediately after the sale, as a result of the IRC Section 338(g) election, Barneys was stripped of any remaining tax attributes, including any unutilized net operating loss carryforwards and any unutilized tax credits. See Note 6 to the Consolidated Financial Statements.



FORWARD LOOKING INFORMATION

                  This Annual Report on Form 10-K contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, among others, projections of revenues, earnings and cash flows. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, among others, the following: general economic and business conditions, both nationally and in those areas in which the Company operates; demographic changes; prospects for the retail industry; competition; changes in business strategy or development plans; the loss of management and key personnel; the availability of capital to fund the expansion of the Company's business; changes in consumer preferences or fashion trends; adverse weather conditions, particularly during peak selling seasons; and changes in the Company's relationships with designers, vendors and other suppliers.


ITEM 2.           PROPERTIES

                  The Company's principal facilities include corporate offices, a central alterations facility, a distribution center and three flagship stores. Prior to the Company's emergence from bankruptcy, Barneys formed three subsidiaries (each, a "Lease Subsidiary"), each of which acts as lessee and sublessor for one of the flagship stores. On January 28, 1999, pursuant to the Plan, (i) the fee interest in the properties on which the New York and the Chicago flagship stores are located, and the leasehold interest in the property on which the Beverly Hills flagship store is located, were transferred to an affiliate of Isetan, (ii) such affiliate, as lessor, entered into amended and restated leases with each of the tenants in each of the properties, and (iii) each of such tenants assigned the leasehold interest in the related property to one of the Lease Subsidiaries, which in turn entered into a sublease with Barneys, in the case of the New York and Beverly Hills stores, and with Barneys America, Inc., a subsidiary of Barneys, in the case of the Chicago store. In June 2001, Isetan conveyed its right, title and interest as lessor pursuant to each of the flagship store leases to a third party. The lease for the New York store contained an original term of twenty years, with four options to renew of ten years each. The lease for the Chicago store contained an original term of ten years, with three options to renew of ten years each. The lease for the Beverly Hills store contained an original term of twenty years, with three options to renew of ten years each. The leases for the flagship stores are all triple-net leases. In the case of the Beverly Hills flagship store, Barneys is also responsible for the rent payable pursuant to the existing ground lease.

                  The Company's facilities are located at the following locations:

              Corporate Offices                  Regional Stores
              -----------------                  ---------------

              New York, NY                       New York, NY (Wooster Street)
                                                 New York, NY (18th Street)
              Central Alterations Facility       Manhasset, NY
              ----------------------------
                                                 Chestnut Hill, MA
              New York, NY                       Seattle, WA

              Distribution Center
              -------------------
                                                 Outlet Stores
              Lyndhurst, NJ
                                                 Harriman, NY
              Flagship Stores                    Cabazon, CA
              ---------------
                                                 Camarillo, CA
              New York, NY                       Clinton, CT
              Beverly Hills, CA                  Riverhead, NY
              Chicago, IL                        Wrentham, MA
                                                 Waikele, HI
              Warehouse Sale Event Location      Carlsbad, CA
              -----------------------------
                                                 Napa Valley, CA
              New York, NY                       Orlando, FL
                                                 Allen, TX
                                                 Leesburg, VA


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



Administrative Claims

                  As a result of the bankruptcy, the Company is subject to various Administrative Claims filed by various claimants throughout the bankruptcy case. In connection with the Plan, the Company was required to establish a Disputed Administrative Claims Cash Reserve ("Cash Reserve") while the Administrative Claims are negotiated and settled. The initial total amount of the Cash Reserve was $4.6 million, of which approximately $0.2 million remains as of February 2, 2002. The Company has reserved in its financial statements the amount it deems will be necessary to settle these claims, however, there can be no assurances that the results of the settlement of these Administrative Claims will be on terms that will not exceed the amount reserved.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.



EXECUTIVE OFFICERS OF THE REGISTRANT

                  Annual elections are held in June to elect officers for the ensuing year. Interim elections are held as required. Except as otherwise indicated, each executive officer has held his current position for the past five years.

                                                                                                     Age at
              Name                                    Position, Office                          February 2, 2002
              ----                                    ----------------                          ----------------
Howard Socol                     --  Director and Chairman, President and Chief Executive              56
                                     Officer (since January 2001).
Judy Collinson                   --  Executive Vice President/Womenswear (since May 1998).             50
Tom Kalenderian                  --  Executive Vice President/Menswear (since July 1997).              44
Marc H. Perlowitz                --  Executive Vice President, General Counsel and Human               47
                                     Resources, Secretary (since October 1997).
Karl Hermanns                    --  Executive Vice President (since February 2000).                   37
Michael Celestino                --  Executive Vice President (since February 2000).                   46
Steven M. Feldman                --  Executive Vice President and Chief Financial Officer              38
                                     (since March 2000).
David New                        --  Executive Vice President - Creative Services (since               45
                                     March 2000).
Vincent Phelan                   --  Senior Vice President - Treasurer (since March 2000).             36


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

                  Tom Kalenderian has been at Barneys for 22 years. His responsibilities have increased over time until he was promoted to Executive Vice President and General Merchandising Manager for all men's merchandising in

July 1997. Mr. Kalenderian is responsible for developing and implementing menswear strategy and manages many of the key vendor relationships for the menswear, children's and gifts for the home businesses.

                  Marc H. Perlowitz joined Barneys in September 1985. He was promoted to Executive Vice President, General Counsel and Human Resources of Barneys in October 1997. Mr. Perlowitz' responsibilities include direct responsibility for all legal matters of Holdings and its affiliates. He is responsible for Human Resources which includes compensation, benefits, labor relations, training, recruiting, employee policies and procedures and company communications. He is also responsible for real estate, facilities and risk management.

                  Karl Hermanns has been with Barneys since July 1996 and previously was responsible for Financial and Strategic Planning. During his tenure, he has assumed other responsibilities and is currently responsible for Marketing, Merchandise Planning, Management Information Systems, Distribution, Imports and the Company's Central Alterations department. Mr. Hermanns was promoted to Executive Vice President in February 2000. Prior to joining Barneys, Mr. Hermanns spent 10 years with Ernst & Young LLP in their audit and corporate finance practices.

                  Michael Celestino has been with Barneys since November 1991 and has served in a number of store operations capacities during that period. Mr. Celestino is currently responsible for all store operations including full-price stores, outlet stores and the Company's warehouse sale events. He was promoted to Executive Vice President in February 2000.

                  Steven M. Feldman has been with Barneys since May 1996 when he joined as Controller. During his tenure he assumed additional responsibilities and was appointed as Chief Financial Officer in May of 1999. Prior to joining Barneys, Mr. Feldman was a Senior Manager at Ernst & Young LLP principally serving retail engagements. Mr. Feldman was promoted to Executive Vice President in March 2000.

                  David New has been with Barneys since 1992 when he joined as Men's Display Manager of the Seventeenth Street store in New York City. Mr. New's responsibilities have increased over time and in March of 2000 he was promoted to Executive Vice President, Creative Services. In that capacity, Mr. New is responsible for Store Design, Display, Advertising and Publicity.

                  Vincent Phelan has been with Barneys since August 1995 when he joined as Director of Finance. Prior to joining Barneys, Mr. Phelan was the Deputy Director of Finance at the United States Tennis Association, Inc. in White Plains, NY from January 1993 to July 1995. Mr. Phelan was promoted to Vice President - Treasurer in January 1999 and Senior Vice President in March 2000. Mr. Phelan is a certified public accountant and is responsible for financial planning and analysis, cash management, banking relations, and taxes.

                  None of the executive officers listed herein is related to any director or executive officer.

                                     PART II
                                     -------


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Market Information

                  There is no current public trading market for Holdings Common Stock. An aggregate of 1,734,634 shares of Holdings Common Stock are issuable upon exercise of outstanding options. In addition, Holdings' Series A Preferred Stock, par value $0.01 per share (the "Preferred Stock"), under certain circumstances, is convertible into 162,500 shares of Holdings Common Stock. The Company does not presently intend to apply to list the Holdings Common Stock on any national securities exchange or The Nasdaq Stock Market. The Company believes that all of the shares of Holdings Common Stock held by Bay Harbour Management L.C. ("Bay Harbour"), Whippoorwill Associates, Inc. ("Whippoorwill") and Isetan could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). Resales under Rule 144 are subject to limitations relating to current public information, volume and manner of sales. Pursuant to a Registration Rights Agreement, Holdings has agreed to register under the Securities Act all shares of Holdings Common Stock held by Bay Harbour, Whippoorwill and, pursuant to piggyback registration rights, Isetan. See "Security Ownership of Certain Beneficial Owners and Management," in the Proxy Statement, which is incorporated herein by reference and which sets forth the number of shares of Holdings Common Stock owned by each of Bay Harbour, Whippoorwill and Isetan.

Holders

                  The number of record holders of Holdings Common Stock as of April 25, 2002 is 964.

Dividends

                  Each share of Holdings Common Stock will be entitled to participate equally in any dividend declared by the Board of Directors and paid by Holdings. The guarantee by Holdings of the Company's working capital facility prohibits Holdings from declaring dividends on shares of its capital stock, with the exception of dividends payable to the holders of the Preferred Stock. The Company has no present intention to declare dividends on the Holdings Common Stock.

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

ITEM 6.           SELECTED FINANCIAL DATA

Selected Historical Financial Data

                  The following table presents selected historical financial data as of and for each of the three fiscal years in the period ended February 2, 2002, the six months ended January 30, 1999 (the "Fall 1998 Stub Period") and January 28, 1998, and each of the two fiscal years in the period ended August 1, 1998. The selected historical data should be read in conjunction with the financial statements and the related notes and other information contained elsewhere in this Form 10-K, including information set forth herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                  The consolidated financial statements of the Company during the bankruptcy proceedings are presented in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to guidance provided by SOP 90-7, the Company adopted fresh start reporting as of January 28, 1999 (the "Effective Date") upon its emergence from bankruptcy.

                  As hereinafter used, Successor Company refers to Barneys New York, Inc. and subsidiaries from the Effective Date to February 2, 2002 and Predecessor Company refers to Barney's, Inc. and subsidiaries prior to the Effective Date.

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

                  The balance sheet data at January 30, 1999 in the following table, reflects the Plan and the application of the principles of "fresh start" reporting in accordance with the provisions of SOP 90-7. Accordingly, such financial information is not comparable to the Company's historical financial information prior to the Effective Date. The historical financial data as of and for each of the two fiscal years in the period ended August 1, 1998, each of the three fiscal years in the period ended February 2, 2002, and for the six months ended January 30, 1999 are derived from financial statements audited by Ernst & Young LLP, independent auditors. Information for the twelve months ended January 30, 1999 and the six months ended January 28, 1998 is derived from management's internal financial statements.

                                          Successor Company                                Predecessor Company 1
                                   ---------------------------------            ---------------------------------------------
                                    Fiscal     Fiscal      Fiscal      Twelve        Six        Six    Fiscal      Fiscal
                                     year       year       year        months       months     months   year        year
                                    Ended      Ended       ended       ended        Ended      Ended    ended       ended
                                   February   February    January     January      January    January  August 1,   August 2,
                                    2, 2002   3, 2001    29, 2000   30, 1999(2,3) 30, 19993  28, 1998    1998        1997
                                   ------------------------------------------------------------------------------------------

                                                                       ($ in thousands)
Income Statement Data
Net sales4                         $371,169   $404,321   $365,577    $340,863   $181,657   $183,760   $342,967    $ 361,496
Operating (loss) income              (4,339)    12,879      7,985       8,183     10,301     10,177      8,061      (15,030)
Net (loss) income2                  (15,171)       610     (5,346)    (24,160)   277,576     (4,123)   (19,953)     (94,973)

Balance Sheet Data:
Working capital (deficiency)       $ 42,909   $ 55,751   $ 48,547    $ 41,064   $ 41,064   $(20,216)  $(32,249)   $ (19,443)
Total assets                        299,823    323,859    324,482     343,954    343,954    212,637    217,043      216,246
Long-term debt                       81,048     89,315    105,915    118,533    118,533        -          -           -
Redeemable preferred stock              500        500        500         500      500         -          -           -

Selected Operating Data
Comparable store net sales
   (decrease) increase                 (7.7%)      9.7%       9.0%        4.3%       1.0%       1.0%       9.3%       (1.0%)
Number of stores
   Full-price stores                      7          8          7           7          7          7          7          10
   Outlet stores                         12         10          9          13         13         13         13          10
                                   ---------- ---------- ----------- ---------- ---------- ---------- ----------- -----------
Total stores                             19         18         16          20         20         20         20          20




--------
1 Effective January 1999, the Company changed its fiscal year to coincide with the Saturday closest to the end of January.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

                  The operating results for 2001 reflect the impact of a weak economy exacerbated by the tragic events of September 11, 2001 (the "September 11 events"). The business disruption caused by the terrorist attacks and the indirect impact the attacks have had on consumer spending and tourism, continues to have a lingering effect and was a significant factor that affected full year operating results. Approximately 50% of the Company's annual revenues are generated from properties located within New York City. In the days immediately following the September 11 events, the Company experienced a significant decline in sales from the prior year. Total Company comparable store sales declined approximately 34% in the month of September, which is in stark contrast to the 2.7% comparable store sales decline for the entire spring 2001 season. Sales continued to improve from their low-point in September with a comparable store sales decline of 3.7% in the fourth quarter of Fiscal 2001 as compared to a 19.6% decline for the immediately preceding third quarter. While the Company did lose its full-price store located at the World Financial Center (in New York
City) as a result of the September 11 events, this store only represented approximately 1% of annual revenues in Fiscal 2000. Due to the size of the store, and as a result of insurance recoveries related thereto, the loss of this one store did not have a significant impact on the financial position or operating results of the Company.

                  The table which follows includes a percentage reconciliation of net sales to earnings before interest, taxes, depreciation and amortization ("EBITDA") and also includes net income (loss) as a percentage of sales for Fiscal 2001 (52 weeks), Fiscal 2000 (53 weeks), and Fiscal 1999 (52 weeks). The Company believes EBITDA is a useful statistic since it eliminates both the cost of the capital structure and non-cash charges (which can vary dramatically by company) from the operating results of the Company. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income
(loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. While the table below excludes a reconciliation of EBITDA to net
(loss) income, the narratives that follow contain a discussion of interest expense, and depreciation and amortization for the periods presented, as necessary.

                                                2001       2000        1999
                                             ----------------------------------

Net sales                                       100.0%     100.0%      100.0%
Cost of sales                                    56.3       53.6        52.7
                                             ----------------------------------
Gross profit                                     43.7       46.4        47.3

Selling, general and administrative expenses
     (including occupancy expenses)1             41.7       40.0        41.6
Other (income) expense, net2                     (1.9)      (1.2)       (1.2)
                                             ----------------------------------
Earnings before Interest, Taxes,
     Depreciation and Amortization (EBITDA)       3.9        7.6         6.9
Net (loss) income                                (4.1)%      0.2%       (1.5)%
                                             ==================================




-------------------------------
1 Selling, general and administrative expenses in 2000 include the benefit of a $1.5 million reversal of a Predecessor Company liability favorably settled in the current year. Excluding such amount, the category as a percent of sales would have been 40.3%.

2 Other (income) expense, net in 2001 includes a non-recurring gain of $0.9 million related to insurance recoveries associated with the loss of one of the Company's stores due to the September 11 events and the benefit of an $0.9 million reversal of a predecessor company liability favorably settled in the current year. Excluding such amounts, the category as a percent of sales would have been (1.4)%.



Fiscal 2001 Compared to Fiscal 2000

                  Net sales for Fiscal 2001 (including $7.8 million related to new stores) were $371.2 million compared to $404.3 million in Fiscal 2000, a decrease of 8.2%. Fiscal 2000 included 53 weeks; after adjusting for the impact of the 53rd week in Fiscal 2000, sales decreased 6.9%. Comparable store sales decreased approximately 7.7% in Fiscal 2001 principally due to reduced consumer spending in response to a weak economy which became more magnified after the September 11 events.

                  Gross profit on sales decreased 13.5% to $162.3 million in Fiscal 2001 from $187.6 million in Fiscal 2000, primarily due to the decline in sales volume. As a percentage of net sales, gross profit was 43.7% in Fiscal 2001 compared to 46.4% in the prior year. The decline from the prior year principally relates to the effect of increased markdowns to both drive sales and cleanse the inventory pipeline in light of weak consumer demand as discussed above.

                  Selling, general and administrative expenses, including occupancy expenses, decreased 4.2% in Fiscal 2001 to $154.8 million from $161.5 million in Fiscal 2000. Exclusive of certain non-recurring items, selling, general and administrative expenses declined approximately $9.4 million. Personnel expense reductions of approximately $6.8 million were driven by position eliminations; reductions in and eliminations of certain employee benefits, including the annual bonus program; lower commission expense commensurate with reduced sales; reduced hours for many employees; and temporary pay cuts for senior executives. In addition to reductions in other expenses commensurate with the sales decline, most notably an approximate $600,000 reduction in third-party credit card fees, the Company was able to further reduce other expenses in Fiscal 2001 by, among other things, re-bidding products and services including insurance, packaging supplies (also impacted by the lower sales volume), and maintenance contracts; and by general reductions in consumption of products and services including office supply and telephone usage, training, and travel (also impacted by the September 11 events). Expense reductions in these other areas discussed herein aggregated in excess of $2.0 million. Overall, expense reductions were partially offset by not only additional costs to operate four new outlet stores during the year, but also by higher operating costs attributable principally to our stores related to increased real estate taxes, common area maintenance charges and utilities. Incremental costs in the latter areas mentioned approximated $1.0 million. As a percent of sales, selling, general and administrative expenses increased to 41.7% in Fiscal 2001 from 40.0% in the prior year, reflecting a reduction in the leveraging of expenses, principally due to the dramatic sales decline in the period.

                  Other (income) expense, net increased 43.9% in Fiscal 2001 to $7.0 million from $4.8 million in the prior year. This increase was principally driven by a non-recurring gain of $0.9 million related to insurance recoveries associated with the loss of one of the Company's stores due to the September 11 events and the benefit of an $0.9 million reversal of a predecessor company liability favorably settled in the current year. Excluding such amounts the increase was approximately 6.7%.

                  Depreciation and amortization expense increased 4.3% in Fiscal 2001 to $18.8 million from $18.0 million in the prior year. This increase was primarily due to higher depreciation on new assets placed in service.

                  Interest expense, net decreased 11.3% in Fiscal 2001 to $10.4 million from $11.7 million a year ago. Interest associated with borrowings under the Company's credit facility declined principally as a result of lower average borrowings. Average borrowings under the credit facility for Fiscal 2001 and Fiscal 2000 were $35.2 million and $44.4 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 9.94% and 11.90%, respectively, in the comparable periods.

                  The Company's net loss for Fiscal 2001 was $15.2 million compared to net income of $0.6 million in Fiscal 2000. Basic and diluted net loss was $1.09 per common share in Fiscal 2001 compared to basic and diluted net income per common share of $0.04 in Fiscal 2000

Fiscal 2000 Compared to Fiscal 1999

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

                  Interest expense, net decreased 9.6% in Fiscal 2000 to $11.7 million from $13.0 million a year ago. Interest associated with borrowings under the Company's credit facility declined principally as a result of lower average borrowings. Average borrowings under the credit facility for Fiscal 2000 and Fiscal 1999 were $44.4 million and $62.9 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 11.9% and 11.2%, respectively, in the comparable periods.

                  The Company's net income for Fiscal 2000 was $0.6 million compared to a loss of $5.3 million in Fiscal 1999. Basic and diluted net income per common share for Fiscal 2000 was $0.04 per common share compared to a $0.42 loss per common share in Fiscal 1999.



LIQUIDITY AND CAPITAL

Liquidity and Capital Resources

                  Cash Provided by Operations and Working Capital. For the reporting periods below, net cash provided by operations was as follows ($ in thousands):

                                                     Fiscal        Fiscal       Fiscal
                                                      Year          Year         Year
                                                      2001          2000         1999
                                                  ------------ ------------- ------------
Net (loss)  income                                  $(15,171)    $    610      $ (5,346)
Depreciation and amortization                         19,994       19,107        18,456
Other non-cash charges                                 2,667        2,999         4,307
Changes in current assets and liabilities              6,521          326        (2,412)
                                                  ------------ ------------- ------------


Net cash provided by operating activities           $ 14,011     $ 23,042      $ 15,005
                                                  ============ ============= ============

                  In the periods presented, the Company's primary source of liquidity has been borrowings under various credit facilities (see description of the various credit facilities in the following section). However, enhanced credit support from the vendor community has lessened the Company's dependence on this source of liquidity.






The Company's working capital position at each year-end is as follows ($ in thousands):

                             ----------------------

                            Feb. 2, 2002   Feb. 3, 2001   Jan. 29, 2000
                            -------------- -------------- --------------

Working capital                $42,909        $55,751        $48,547
                            ============== ============== ==============



                  For the reporting periods below, net cash used in financing activities was as follows:

     ($ in thousands)        Fiscal          Fiscal         Fiscal
                              Year            Year           Year
                              2001            2000           1999
                          -------------- --------------- --------------
 Net cash used in
 financing activities        $(9,176)       $(9,750)        $(7,911)
                          ============== =============== ==============


                  Net cash used in financing activities for Fiscal 2000 and Fiscal 1999 includes approximately $7 million and $5 million, respectively, from the exercise of stock options and warrants principally by Bay Harbour and Whippoorwill. Exclusive of such amounts, the significant decline in the net repayment of debt for Fiscal 2001 is directly attributable to the decline in Fiscal 2001 operating results and the resulting reduction in cash flow.

                  Capital Expenditures. Prior to the receipt of construction allowances from landlords in Fiscal 2001, the Company incurred approximately $12.3 million for capital expenditures. Of the total capital expenditures, $6.9 million represented leasehold improvements, $2.8 million was spent on furniture, fixtures and equipment and $2.6 million was spent on management information systems (including new point of sale registers).

                  A significant portion of the amount spent pertained to building out and reconfiguring existing retail space and new store openings. Included in Fiscal 2001 are significant costs associated with the reconfiguration of certain space at the New York flagship store which included the relocation of the existing restaurant and which also encompasses in Fiscal 2002, a relocation and expansion of our existing cosmetics businesses, and the expansion of the main floor women's accessories business. In addition, the Company began implementing a project to replace all the point of sale registers in its retail facilities. This project, which was delayed as a result of the September 11 events, is expected to be completed in the second quarter of Fiscal 2002. Notwithstanding this project, significant additional capital expenditures will be required for the Company to upgrade its management information systems.

                  Credit Facilities. On January 28, 1999, the Company entered into a four year Credit Agreement with several financial institutions led by Citicorp USA, Inc. The Credit Agreement provided a $120,000,000 revolving credit facility with a $40,000,000 sublimit for the issuance of letters of credit. The proceeds from this facility were used to refinance the debtor-in-possession credit agreement with BankBoston N.A., to pay certain claims pursuant to the Chapter 11 plan of reorganization, to pay professional fees, to fund working capital in the ordinary course of business and for other general corporate purposes not prohibited thereunder. Obligations under the Credit Agreement are secured by a first priority and perfected lien on substantially all of the assets of the Company.

                  As a result of the prevailing economic conditions in 2001, and the resulting financial impact on the Company, in December 2001, the Company entered into an amendment to its Credit Agreement, which among other things, amended and/or eliminated certain of the financial covenants contained therein through Fiscal 2002 and decreased the commitment pursuant to that agreement to $105,000,000. In addition, the maturity of the Credit Agreement was extended to February 15, 2003.

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

                  Minimum consolidated EBITDA. Eliminated for the third quarter of Fiscal 2001. As of the last day of each of the next five fiscal quarters (for the defined trailing periods), starting with the fourth fiscal quarter of 2001, shall not be less than $1,000,000, $1,000,000, $2,000,000, $8,000,000 and
$16,000,000, respectively. Pursuant to prior amendments to the Credit Agreement, the Company and the lenders under the Revolving Credit Facility adjusted the definition of earnings before interest, taxes, depreciation and amortization ("EBITDA") to allow for the inclusion of up to $3 million of cash equity contributed to the Company.

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

                  At February 2, 2002, the Company had approximately $30,245,000 of availability under the Credit Agreement, after consideration of $23,581,000 of revolving loans and $23,060,000 of letters of credit outstanding.

                  Management believes that it will be in compliance with the financial covenants contained in the Credit Agreement for the fiscal year ending February 1, 2003. However, any material deviations from the Company's forecasts could require the Company to seek additional waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.


Critical Accounting Policies and Estimates

                  The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements is based on the application of significant accounting policies many of which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities (see Note 2 to the Consolidated Financial Statements). On an on-going basis, the Company evaluates its estimates, including those related to inventories, bad debts, merchandise returns, customer loyalty programs, intangible and tangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

                  The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

                  Bad Debt. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Barneys' customer were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

                  Inventory. The Company writes down its inventory for estimated obsolescence based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

                  Excess Reorganization Value. In assessing the recoverability of the Company's excess reorganization value, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of this asset. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment charge for this asset not previously recorded. On February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its excess reorganization value for impairment issues during the first six months of Fiscal 2002, and then on a periodic basis thereafter. During the year ended February 2, 2002, the Company did not record an impairment loss related to excess reorganization value.

                  Deferred Taxes. The operating period after emergence from bankruptcy and the cumulative losses incurred by the Company makes the future utilization of deferred tax assets uncertain. Accordingly, the Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.


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

                  The following table sets forth sales and net (loss) income for Fiscal 2001 and Fiscal 2000. This quarterly financial data is unaudited but gives effect to all adjustments necessary, in the opinion of management of the Company, to present fairly this information. In addition, EBITDA is presented in accordance with the definition above.

                                      2001 - Quarter Ended                        2000 - Quarter Ended
                           ----------------------------------------------------------------------------------------

     ($ in thousands)        5/5/01    8/4/01    11/3/01     2/2/02    4/29/00   7/29/00    10/28/00     2/3/01
                           ----------------------------------------------------------------------------------------
Net sales                   $94,069    $85,146   $ 89,408   $102,546   $96,611   $84,252    $ 110,228   $ 113,230

As % of period                  25%        23%       24%        28%        23%       21%        28%         28%

EBITDA                      $ 4,250    $ 3,520   $   (993)  $  7,686   $ 6,473   $ 3,714    $  10,865   $   9,854

Net (loss) income            (3,301)    (3,860)    (8,448)       438      (934)   (3,589)       3,283       1,850
                           ========================================================================================



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

Foreign Currency Risk

                  The Company periodically enters into foreign exchange forward contracts and option contracts to hedge some of its foreign exchange exposure. The Company's objective in managing the exposure to changes in foreign currency exchange is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. The Company uses such contracts to hedge exposure to changes in foreign currency exchange rates, primarily in Western Europe, associated with purchases denominated in foreign currency. During Fiscal 2001, the principal currencies hedged were the Euro, Italian lira, German mark, British pound, and the French franc. On an on-going basis, the principal currencies hedged will be the Euro and the British Pound. A uniform 10% weakening as of February 4, 2001 in the value of the dollar relative to the currencies in which the purchases are denominated would have resulted in a $8.3 million decrease in gross profit for fiscal year-ended February 2, 2002. Comparatively, the result of a uniform 10% weakening as of January 30, 2000 in the value of the dollar relative to the currencies in which the purchases are denominated would have resulted in a $8.7 million decrease in gross profit for Fiscal 2000.

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

Interest Rate Risk

                  The Company's earnings are affected by changes in short-term interest rates as a result of its revolving credit agreement. If short-term interest rates averaged 2% more in Fiscal 2001, the Company's interest expense would have increased, and net loss before taxes would have increased by $0.7 million. Comparatively, if short-term interest rates averaged 2% more in Fiscal 2000, the Company's interest expense would have increased, and income before taxes would have decreased by $0.9 million. In the event of a change of such magnitude, management would likely take actions to mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data listed below are included in the report on the page indicated.

                                      Index
Report of Independent Auditors..................................................  F-1

Audited Consolidated Financial Statements:

Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001.........  F-2
Consolidated Statements of Operations for each of the three fiscal years in the period ended February 2, 2002......................................  F-3
Consolidated Statements of Changes in Stockholders' Equity
     For each of  the three fiscal years in the period ended February 2, 2002...  F-4
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended February 2, 2002......................................  F-5
 Notes to Consolidated Financial Statements.....................................  F-6
Schedule II - Valuation and Qualifying Accounts................................. F-19

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of Holdings to be held on June 19, 2002 (the "Proxy Statement"), which section (other than the Compensation Committee Report and the Audit Committee Report) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after February 2, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

10.3                Second Amendment to the Credit Agreement dated as of June 2,
                    1999 (2)

10.4                Third Amendment to the Credit Agreement dated as of November
                    30, 1999 (3)

10.5                Fourth Amendment to the Credit Agreement dated as of March
                    17, 2000 (5)

10.6                Fifth Amendment to the Credit Agreement dated as of March
                    30, 2001 (8)

10.7                Sixth Amendment to the Credit Agreement dated as of December
                    12, 2001 ( 7 )

10.8 Guarantee by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.9 Security Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.10 Pledge Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.11 Pledge Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.12 Security Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

Exhibit                                    Name of Exhibit

10.13 Trademark Security Agreement by Barneys and BNY Licensing Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.14 Cash Collateral Pledge Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.15 Pledge Agreement by Barneys America, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.16 Security Agreement by Barneys America, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.17 Security Agreement by PFP Fashions Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.18 Security Agreement by Barneys (CA) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.19 Security Agreement by Barneys (NY) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.20 Security Agreement by Basco All-American Sportswear Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.21               Security Agreement by Barneys America (Chicago) Lease Corp.
                    in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.22 Security Agreement by BNY Licensing Corp. in favor of CUSA as Administrative Agent dated as of January 28, 1999 (1)

10.23 Subordinated Note issued by Barneys and payable to Isetan of America, Inc. ("Isetan") dated January 28, 1999 (the "Isetan Note") (1)

10.24               Guarantee by Holdings of the Isetan Note dated January 28,
                    1999 (1)

10.25 Subordinated Note issued by Barneys and payable to Bi-Equipment Lessors LLC, dated January 28, 1999 (the "Bi-Equipment Lessors Note") (1)

10.26 Guarantee by Holdings of the Bi-Equipment Lessors Note dated as of January 28, 1999 (1)

10.27 Security Agreement by Barneys in favor of Bi-Equipment Lessors LLC dated as of January 28, 1999 (1)

10.28 License Agreement among Barneys, BNY Licensing Corp. and Barneys Japan Co. Ltd. dated as of January 28, 1999 (1)

10.29 Stock Option Plan for Non-Employee Directors effective as of March 11, 1999. (1)

10.30               Employee Stock Option Plan (6)

10.31 Registration Rights Agreement by and among Holdings and the Holders party thereto dated as of January 28, 1999 (the "Registration Rights Agreement) (1)

10.32 Amendment No.1 dated as of February 1, 2000, to the Registration Rights Agreement (3)

10.33 Letter Agreement, dated January 28, 1999, among Bay Harbour, Whippoorwill, Isetan and Holdings (4)

Exhibit                                    Name of Exhibit

10.34 Employment Agreement between Holdings and Howard Socol effective as of January 8, 2001 (8)

10.35 Registration Rights Agreement between Holdings and Howard Socol dated as of January 8, 2001 (8)

21                  Subsidiaries of the registrant (9)

23                  Consent of Independent Auditors (9)

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

(7) Incorporated by reference to Barneys' Quarterly Report on Form 10-Q for the quarter ended November 3, 2001.

(8) Incorporated by reference to Barneys' Annual Report on Form 10-K for the year ended February 3, 2001.

(9)      Filed herewith.

         b. Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ended February 2, 2002.

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

                           BARNEYS NEW YORK, INC.
                           (Registrant)



                           By:      /s/ Steven M. Feldman
                                    -----------------------------------
                                    Name:    Steven M. Feldman
                                    Title:   Executive Vice President and
                                             Chief Financial Officer

                           Date:    April  27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  Name                                          Date


/s/ Shelley F. Greenhaus                                  April 27, 2002
------------------------------------
Shelley F. Greenhaus
Director


/s/John Halpern                                           April 27, 2002
------------------------------------
John Halpern
Director


/s/Yasuo Okamoto                                          April 27, 2002
------------------------------------
Yasuo Okamoto
Director


/s/Allen I. Questrom                                      April 27, 2002
------------------------------------
Allen I. Questrom
Director


/s/Howard Socol                                           April 27, 2002
------------------------------------
Howard Socol
Chairman, President, Chief
Executive Officer and Director



/s/Carl Spielvogel                                        April 27, 2002
------------------------------------
Carl Spielvogel
Director

/s/David A. Strumwasser                                   April 27, 2002
------------------------------------
David A. Strumwasser
Director


/s/Robert J. Tarr, Jr.                                    April 27, 2002
------------------------------------
Robert J. Tarr, Jr.
Director


/s/Douglas P. Teitelbaum                                  April 27, 2002
------------------------------------
Douglas P. Teitelbaum
Director


/s/Steven A. Van Dyke                                     April 27, 2002
------------------------------------
Steven A. Van Dyke
Director




/s/Steven M. Feldman                                      April 27, 2002
------------------------------------
Steven M. Feldman
Executive Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

                           Annual Report on Form 10-K

                       Item 14(a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules




                           Year-ended February 2, 2002

                             Barneys New York, Inc.

                               New York, New York

Form 10-K--Item 14(a) (1) and (2)

BARNEYS NEW YORK, INC. AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Barneys New York, Inc. and subsidiaries, included in the Annual Report on Form 10-K of the Company for the year ended February 2, 2002, are incorporated by reference in Item 8:

Consolidated Balance Sheets--February 2, 2002 and February 3, 2001

Consolidated Statements of Operations--
         Year ended February 2, 2002, February 3, 2001 and January 29, 2000

Consolidated Statements of Changes in Stockholders' Equity -- Year ended
         February 2, 2002, February 3, 2001 and January 29, 2000

Consolidated Statements of Cash Flows
         Year ended February 2, 2002, February 3, 2001 and January 29, 2000

Notes to Consolidated Financial Statements

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

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Barneys New York, Inc.

We have audited the accompanying consolidated balance sheets of Barneys New York, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2002. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barneys New York, Inc. and subsidiaries at February 2, 2002 and February 3, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                     /s/ Ernst & Young LLP



New York, New York
April 5, 2002

                     Barneys New York, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                        February 2,    February 3,
                                                                            2002           2001
                                                                       ------------------------------
Assets
Current assets:
   Cash and cash equivalents                                             $     10,835   $     17,369
   Restricted cash                                                                200            200
   Receivables, less allowances of $4,488 and  $4,328                          26,689         27,731
   Inventories                                                                 52,449         61,232
   Other current assets                                                         8,616          9,194
                                                                       ------------------------------
          Total current assets                                                 98,789        115,726
Fixed assets at cost, less accumulated depreciation
   and amortization of $26,530 and  $17,585                                    50,141         48,170
Excess reorganization value, less accumulated
   amortization of $26,372 and  $17,581                                       149,439        158,230
Other assets                                                                    1,454          1,733
                                                                       ------------------------------

                                                                         $    299,823   $    323,859
                                                                       ==============================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                      $     23,634   $     24,615
   Accrued expenses                                                            32,246         35,360
                                                                       ------------------------------
         Total current liabilities                                             55,880         59,975

Long-term debt                                                                 81,048         89,315
Other long-term liabilities                                                    15,773         12,276

Series A Redeemable Preferred Stock - Aggregate
     liquidation preference $2,000                                                500            500

Commitments and contingencies

Shareholders' equity:
   Common stock -- $.01 par value; authorized
     25,000,000 shares -- shares issued 13,903,227
     and 13,903,227                                                               139            139
   Additional paid-in capital                                                 166,390        166,390
   Retained deficit                                                           (19,907)        (4,736)
                                                                       ------------------------------
         Total shareholders' equity                                           146,622        161,793
                                                                       ------------------------------

                                                                         $    299,823   $    323,859
                                                                       ==============================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                     Fiscal years ended
                                                          February 2,   February 3,   January 29,
                                                             2002          2001           2000
                                                         -------------------------------------------
 Net sales                                               $     371,169 $     404,321 $     366,802
 Cost of sales                                                 208,845       216,725       193,287
                                                         -------------------------------------------

      Gross profit                                             162,324       187,596       173,515

 Expenses:
   Selling, general and administrative (including
    occupancy expense of $31,367, $29,120,
       and $30,524)                                            154,818       161,523       152,445
    Depreciation and amortization                               18,802        18,027        17,440
    Other - net                                                 (6,957)       (4,833)       (4,355)
                                                         -------------------------------------------
 (Loss) income before interest and financing costs,
    and income taxes                                            (4,339)       12,879         7,985

 Interest and financing costs, net of interest income           10,393        11,723        12,968
                                                         -------------------------------------------
 (Loss) income before income taxes                             (14,732)        1,156        (4,983)

 Income taxes                                                      439           546           363
                                                         -------------------------------------------

 Net (loss) income                                          $  (15,171)   $      610 $      (5,346)
                                                         ===========================================


 Basic and diluted (loss) earnings per share                 $ (1.09)     $     0.04 $      (0.42)
                                                         ===========================================

 Weighted average number of common shares                      13,903         13,627        12,596
                                                         ===========================================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                                 (In thousands)

                                         Common
                                      Stock Issued       Additional
                                      ------------        Paid-in       Retained
                                   Shares      Amount     Capital        Deficit        Total
                                 ---------------------------------------------------------------
Balances at January 30, 1999         12,500   $     125  $   154,215   $       -   $   154,340

Net loss for Fiscal 1999                  -           -            -      (5,346)       (5,346)
Exercise of Stock Options and
  Warrants                              576           6        4,996           -         5,002
                                 ---------------------------------------------------------------

Balances at January 29, 2000         13,076         131      159,211      (5,346)      153,996
Net income for Fiscal 2000                -           -            -         610           610
Exercise of Stock Options and
  Warrants                              827           8        7,179           -         7,187
                                 ---------------------------------------------------------------

Balances at February 3, 2001         13,903         139      166,390      (4,736)      161,793
Net loss for Fiscal 2001                  -           -            -     (15,171)      (15,171)
                                 ---------------------------------------------------------------

Balances at February 2, 2002         13,903  $      139 $    166,390 $   (19,907)   $  146,622
                                 ===============================================================







The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                       Fiscal Year Ended
                                                           February 2,    February 3,    January 29,
                                                               2002           2001           2000
                                                          ---------------------------------------------
Cash flows from operating activities:
Net (loss) income                                         $     (15,171) $         610  $      (5,346)
Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
  Depreciation and amortization                                  19,994         19,107         18,456
  Deferred rent                                                   2,667          2,999          3,202
  Deferred compensation
                                                                      -              -          1,670
  Deferred taxes
                                                                      -              -           (565)
Decrease (increase) in:
  Receivables                                                     1,042            403          1,427
  Inventories                                                     8,783         (2,543)         7,112
  Other current assets                                              795            (31)           947
  Long-term assets                                                   (4)            19              -
Increase (decrease) in:
  Accounts payable and accrued expenses                          (4,095)         2,478        (11,898)
                                                          ---------------------------------------------
          Net cash provided by operating activities              14,011         23,042         15,005
                                                          ---------------------------------------------

Cash flows from investing activities:
Fixed asset additions
                                                                (11,982)        (8,499)        (6,224)
Contributions from landlords                                        613              -              -
Restricted cash                                                       -          2,243          2,639
                                                          ---------------------------------------------
          Net cash used in investing activities                 (11,369)        (6,256)        (3,585)
                                                          ---------------------------------------------

Cash flows from financing activities:
Proceeds from debt                                              397,613        423,745        381,198
Repayments of debt                                             (406,264)      (440,682)      (394,111)
Payment of bank fees                                               (525)             -              -
Proceeds from exercise of stock options and warrants                  -          7,187          5,002
                                                          ---------------------------------------------
          Net cash used in financing activities                  (9,176)        (9,750)        (7,911)
                                                          ---------------------------------------------

Net (decrease) increase  in cash and cash equivalents            (6,534)         7,036          3,509
Cash and cash equivalents - beginning of year                    17,369         10,333          6,824
                                                          ---------------------------------------------
Cash and cash equivalents - end of year                     $    10,835    $    17,369    $    10,333
                                                          =============================================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.       Organization and Basis of Presentation:

         Barneys New York, Inc. ("Holdings") and Subsidiaries (collectively the "Company") is a retailer of men's and women's apparel and accessories and items for the home. The Company operates 20 stores throughout the United States, including its three flagship stores in New York, Beverly Hills and Chicago. The Company has also entered into licensing arrangements, pursuant to which the Barneys New York trade name is licensed for use in Asia.

2.       Summary of Significant Accounting Policies:

(a)      Principles of Consolidation -

         The consolidated financial statements include the accounts of Holdings and its wholly-owned and majority-owned subsidiaries in which the Company has a controlling financial interest and exercises control over their operations. Intercompany investments and transactions have been eliminated in consolidation.

(b)      Fiscal Years -

                  References in these financial statements to "2001", "2000" and "1999" are for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000, respectively.

(c)      Cash and Cash Equivalents -

         All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents. The carrying value approximates their fair value.

(d)                  Accounts Receivable and Finance Charges -

         The Company provides credit to its customers and performs on-going credit reviews of its customers. Concentration of credit risk is limited because of the large number of customers. Finance charge income recorded in Fiscal 2001, 2000 and 1999 approximated $4,661,000, $4,462,000 and $4,216,000, respectively, and is included in other-net in the statement of operations.

(e)      Inventories -

         Merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market, as determined by the retail inventory method. Merchandise is purchased from many different vendors based throughout the world. In certain instances, the Company has formal and informal arrangements with vendors covering the supply of goods. While no vendor supplies the Company with an individual designer brand equal to more than 10% of its inventory, if certain vendors were to suspend shipments, the Company might, in the short term, have difficulty identifying comparable sources of supply. However, management believes that alternative supply sources do exist to fulfill the Company's requirements should a supply disruption occur with any major vendor.

(f)      Fixed Assets -

         Pursuant to American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), property and equipment were restated at approximate fair market value at January 30, 1999. Fixed assets acquired after January 30, 1999 are recorded at cost. Depreciation is computed using the straight-line method. Fully depreciated assets are written off against accumulated depreciation. Furniture, fixtures and equipment are depreciated over their useful lives. Leasehold improvements are amortized over the shorter of the useful life or the lease term.

(g)      Excess Reorganization Value -

         Excess reorganization value represents the adjustment of the Company's balance sheet for reorganization value in excess of amounts allocable to identifiable assets. Excess reorganization value is being amortized using the straight-line method over 20 years.

(h)      Earnings per Common Share ("EPS") -

         Basic EPS is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted EPS reflects the incremental increase in common shares outstanding assuming the exercise of stock options and warrants that would have had a dilutive effect on earnings per common share. Options and warrants to acquire an aggregate of 1,734,634 and 787,724 and 1,810,547 shares of common stock (issued pursuant to the Company's stock option plans and other outstanding options and warrants, all of which are discussed in Note 9(b)) were not included in the computation of diluted EPS for Fiscal 2001, 2000 and 1999, respectively, as including them would have been anti-dilutive. Net income (loss) attributed to common stockholders is not materially affected by the 1% dividend on the 5,000 issued and outstanding shares of preferred stock.

(i)      Impairment of Assets -

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

(j)      Foreign Exchange Contracts -

         On February 4, 2001, the Company was required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded for each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings.

         The Company in the normal course of business routinely enters into forward foreign currency contracts to reduce the risk associated with currency movement related to committed inventory purchases denominated in foreign currency. The Company does not enter into these contracts for the purpose of trading or speculation. In addition, the Company does not designate these transactions as hedges of the anticipated purchases, and therefore, unrealized gains and losses are recognized currently in earnings. Accordingly, in connection with these forward foreign currency contracts outstanding at year end, the Company recognized a loss of approximately $300,000 which was included in cost of sales in the statement of operations and as a reduction to inventory.

         At February 2, 2002, the notional amount and estimated fair value, utilizing quotes from external sources, of the Company's outstanding forward foreign currency contracts is detailed below:

         Foreign Currency        Notional Amount         Estimated Fair Value

         Euro                         18,146,000                 17,772,000
         British Pound                 1,625,000                  1,549,000

(k)      Revenue Recognition -

         Sales, recognized at the point of sale, consist of sales of merchandise, net of returns. Net sales in the Statement of Operations include bulk sales of merchandise to jobbers and an estimate for merchandise returns, where a right of return exists, in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." Bulk sales of merchandise to jobbers were $0 in Fiscal 2001 and Fiscal 2000, and $1,225,000 in Fiscal 1999.

(l)      Advertising Expenses -

         The Company expenses advertising costs upon first showing. Advertising expenses were approximately $6,647,000, $6,558,000, and $3,646,000 in Fiscal 2001, 2000, and 1999, respectively.

(m)      Income Taxes -

         The Company records income tax expense using the liability method. Under this method, deferred tax assets and liabilities are estimated for the future tax effects attributable to temporary differences between the financial statement and tax basis of assets and liabilities.

(n)      Estimates -

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

3.       Fixed Assets:

         Fixed assets consist of the following:

                                         February 2,   February 3,  Useful Life
          ($ in thousands)                  2002           2001      (In Years)
                                        ----------    ----------    -----------
Furniture, fixtures and equipment       $   31,404    $   29,365       3 to 7
Leasehold improvements                      45,267        36,390       2 to 14
                                        ----------    ----------
Total                                       76,671        65,755
Accumulated depreciation and
   amortization                            (26,530)      (17,585)
                                        ----------    ----------
 Net fixed assets                       $   50,141    $   48,170
                                        ==========    ==========


4.       Debt:

(a)      Revolving Credit Facility -

         In January 1999, the Company entered into a $120,000,000 revolving credit facility with a $40,000,000 sublimit for the issuance of letters of credit (the "Credit Agreement") with Citicorp USA, Inc., General Electric Capital Corporation, BNY Financial Corporation, and National City Commercial Finance, Inc. maturing on January 28, 2003. As a result of the prevailing economic conditions in 2001, and the resulting financial impact on the Company, in December 2001, the Company entered into an amendment to its Credit Agreement (the "December Amendment"), which among other things, amended and/or eliminated certain of the financial covenants contained therein through fiscal 2002 and decreased the commitment pursuant to that agreement to $105,000,000. In addition, the maturity of the Credit Agreement was extended to February 15, 2003. At February 2, 2002, there were outstanding loans of approximately $23,581,000 and $12,677,000 was committed under unexpired letters of credit. Additionally, as collateral for performance on certain leases and as credit guarantees, Barneys is contingently liable under standby letters of credit in the amount of approximately $10,383,000.

         Revolving credit availability is calculated as a percentage of eligible inventory (including undrawn documentary letters of credit) and a percentage of the Barneys private label credit card receivables plus trademark availability (such amount subject to a downward adjustment as defined). The amount of trademark availability is currently $5,000,000. Interest rates on borrowings under the Credit Agreement are either the Base Rate (as defined), which approximates Prime plus 1.75%, or LIBOR plus 2.75%. The interest rate at February 2, 2002 was 4.8%.

         The Credit Agreement, as amended, contains financial covenants relating to net worth, earnings (specifically earnings before interest, taxes, depreciation and amortization ("EBITDA")) and capital expenditures. In addition, the Company is subject to a 30 day clean-down provision within the 90 day period commencing December 1 of each year wherein the Company's outstanding revolving loans and letter of credit obligations may not exceed $65,000,000. Pursuant to prior amendments to the Credit Agreement, the Company and the lenders under the Revolving Credit Facility adjusted the definition of EBITDA to allow for the inclusion of up to $3 million of cash equity contributed to the Company.

         The Company believes that it will be in compliance with the financial covenants and clean down provision contained in the Credit Agreement for the fiscal year ending February 1, 2003. However, any material deviations from the Company's forecasts could require the Company to seek additional waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.

         Obligations under the Credit Agreement are secured by a first priority and perfected lien on substantially all of the assets of the Company. The Credit Agreement provides for a fee of 1.50% to 2.50% per annum on the daily average letter of credit amounts outstanding and a commitment fee of 0.375% on the unused portion of the Credit Agreement.

         In connection with the origination of the Credit Agreement and the December Amendment, the Company incurred fees of $2,825,000 and $525,000, respectively. Such fees are being amortized over the life of the Credit Agreement as interest and financing costs. The unamortized portion of these fees are included in Other assets at February 2, 2002.

(b)      $22,500,000 Subordinated Note -

         This note bears interest at the stated rate of 10% per annum payable semi-annually, and matures on January 28, 2004.

         The fair value of this note was estimated to be approximately $20,648,000 at January 30, 1999. This amount was not necessarily representative of the amount that could be realized or settled. The difference between the face amount and the fair market value was recorded as a debt discount and is being amortized using the effective interest method. The fair market value was based upon a valuation from an investment banking firm utilizing discounted cash flows and comparable company methodology. After amortization of the debt discount, this note was recorded at $21,678,000 and $21,294,000 at February 2, 2002 and February 3, 2001, respectively.

(c)      Equipment Lessors Notes -

         These promissory notes, totaling $35,789,000, bear interest at the stated rate of 11 1/2% per annum payable semi-annually, mature on January 28, 2004, and are secured by a first priority lien on the equipment that was the subject of each of the respective equipment leases. The estimated fair value of the Equipment Lessors Notes approximates face value as estimated by an investment banking firm utilizing discounted cash flows and comparable company methodology.

         Whippoorwill Associates, Inc. ("Whippoorwill"), one of the Company's principal shareholders, owns an approximate 25% beneficial interest in the holder of one of the Equipment Lessor Notes with an aggregate principal amount of $34.2 million.

(d)      Other -

         During Fiscal 2001, 2000 and 1999, the Company paid interest of approximately $9,835,000, $12,100,000 and $8,200,000, respectively.

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

         At February 2, 2002, total minimum rentals at contractual rates are as follows for the respective fiscal years:

                                                      (000's)
                                                  --------------
                    2002                          $     21,695
                    2003                                36,108
                    2004                                23,070
                    2005                                22,712
                    2006                                21,166
                    Thereafter                         295,012
                                                  --------------
                    Total minimum rentals         $    419,763
                                                  ==============


         Total rent expense in Fiscal 2001, 2000, and 1999, was $31,701,000, $29,464,000, and $30,886,000, respectively, which included percentage rent of $37,000, $135,000, and $86,000, in each of the respective periods.

(b)      Litigation -

         The Company is party to certain litigation and asserted claims and is aware of other potential claims. Management believes that pending litigation in the aggregate will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

6.       Income Taxes:

         Upon emergence from bankruptcy, Holdings made a Section 338(g) election (the "Election") with respect to the acquisition under applicable provisions of the Internal Revenue Code ("IRC"). The tax effects of making the Election resulted in Barneys and each of its subsidiaries being treated, for federal income tax purposes, as having sold its assets to a new corporation which purchased the same assets as of the beginning of the following day. The Company used existing net operating loss carryfowards to reduce any gain incurred as a result of the sale. The Company was, however, subject to alternative minimum tax ("AMT") and such liability was recorded by the Company.

         For Fiscal 2001, 2000, and 1999, the Company recorded provisions for income taxes of approximately $439,000, $546,000, and $363,000, respectively, which principally relates to state and local income and franchise taxes. The AMT credit carryforward of $69,000 can be carried forward indefinitely while the net operating loss carryforwards of $25,656,000 begin to expire in 2020. In the comparable periods, the Company paid capital, franchise and income taxes, net of refunds, of approximately $359,000, $542,000, and $80,000, respectively.

         Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows ($ in thousands):

                                                             February 2,     February 3,
                                                                 2002            2001
                                                            --------------- ---------------
           Deferred tax assets:
                Inventory                                        $   892         $ 2,713
                Provision for doubtful accounts                      401             342
                Tax credit and loss carryforward                  10,330           2,436
                Other                                              1,027             637
                                                            --------------- ---------------

                Gross deferred tax assets                         12,650           6,128
                Less:  Valuation allowance                        (9,168)         (2,862)
                                                            --------------- ---------------

           Deferred tax assets                                     3,482           3,266
           Deferred tax liabilities:
                Depreciation & amortization                        3,413           3,197
                                                            --------------- ---------------

                Net deferred tax asset                           $    69         $    69
                                                            =============== ===============

         For Fiscal 2001, 2000 and 1999, the recorded income tax expense differs from the amount that would result from applying statutory tax rates because the Company sustained net operating losses for which no tax benefit was recorded since their future utilization was uncertain. Accordingly, the Company recorded a valuation allowance of $9,168,000 and $2,862,000 in Fiscal 2001 and 2000, respectively.



7.       Related Party Transactions:

(a)      Flagship store leases  -

         Until June 26, 2001, subsidiaries of Holdings leased the Madison Avenue, Beverly Hills and Chicago stores from Isetan Co. Ltd. ("Isetan"), a minority stockholder of Holdings. Effective on such date, Isetan conveyed its right, title and interest as lessor pursuant to each of the flagship store leases to a third party. The lease for the New York store is for a term of twenty years, with four options to renew of ten years each. The lease for the Chicago store is for a term of ten years, with three options to renew of ten years each. The lease for the Beverly Hills store is for a term of twenty years, with three options to renew of ten years each. The leases for the flagship stores are all triple-net leases. In the case of the Beverly Hills flagship store, Barneys is also responsible for the rent payable pursuant to the existing ground lease.

         Pursuant to the terms of these leases, the Company is required to pay base rent, as defined, and all operating expenses. Total rent expense (excluding operating expenses) related to these leases was approximately $6,536,000 through June 2001, and $15,635,000 and $15,767,000 in Fiscal 2000 and Fiscal 1999,
respectively.

(b)      Licensing arrangements -

         BNY Licensing, a wholly-owned subsidiary of Barneys, is party to licensing arrangements pursuant to which (i) two retail stores are operated in Japan and a single in-store department is operated in Singapore under the name "BARNEYS NEW YORK", each by an affiliate of Isetan, and (ii) Barneys Asia Co. LLC, which is 70% owned by BNY Licensing and 30% owned by an affiliate of Isetan, has the exclusive right to sublicense the BARNEYS NEW YORK trademark throughout Asia (excluding Japan).

         Pursuant to the trademark license agreement between BNY Licensing and Barneys Japan Company ("Barneys Japan") (an affiliate of Isetan), a royalty-bearing, exclusive right and license has been granted to Barneys Japan to operate retail store locations in Japan and a royalty-bearing, non-exclusive right and license to operate a department within a retail store in Singapore, under the trademark and trade names "BARNEYS NEW YORK" (the "Trademark License

Agreement"). In addition, Barneys Japan has been granted a license to make, sell and distribute certain products bearing the trademark "BARNEYS NEW YORK" and to use "BARNEYS NEW YORK" as part of its corporate name. The Trademark License Agreement expires on December 31, 2015; however, Barneys Japan may renew the agreement for up to three additional ten year terms provided certain conditions are met. Under the terms of the agreement, Barneys Japan pays BNY Licensing or its assignee a minimum royalty of 2.50% of a minimum net sales figure set forth in the agreement (the "Minimum Royalty") and an additional royalty of 2.50% of net sales in excess of the minimum net sales and sales generated from the expansion of Barneys Japan store base (beyond three stores) and business methods. In accordance with a prior arrangement, Isetan received an absolute assignment of 90% of the annual minimum royalties.

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

         Pursuant to the terms of the trademark license agreement between BNY Licensing and an affiliate of Isetan, the Company is entitled to receive a minimum royalty over the term of this agreement ranging from 44,102,000 to 61,195,106 Japanese Yen ($332,000 to $460,000 at the February 2, 2002 conversion rate of 133.0 Japanese yen to one United States dollar) a year. The minimum royalty revenue is recognized monthly as the license fee accrues. The Company recognized approximately $326,000, $330,000 and $240,000 in royalty income for Fiscal 2001, 2000 and 1999, respectively.



8.       Stockholders' Equity:

         Holdings' Certificate of Incorporation (the "Charter") provides that the total number of all classes of stock which Holdings will have authority to issue is 35,000,000 shares, of which 25,000,000 will be Holdings common stock, and 10,000,000 shares will be preferred stock (of which 20,000 shares have been issued (see (d) below)), both having a par value of $0.01 per share. The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance. Holdings is prohibited by its Charter from issuing any class or series of non-voting securities.

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

(b)      Unsecured Creditors Warrants -

         Pursuant to the Company's plan of reorganization, holders of certain allowed general unsecured claims were issued warrants (the "Unsecured Creditors Warrants") to purchase an aggregate of up to 1,013,514 shares of Holdings Common Stock at an exercise price of $8.68 per share. The Unsecured Creditors Warrants expired on May 30, 2000. Holders of 826,961 warrants exercised their rights to acquire an equivalent amount of Holdings common stock. Aggregate proceeds to the Company were approximately $7,200,000.

(c)      Isetan Warrants -

         Pursuant to the Company's plan of reorganization, Isetan was issued a warrant (the "Isetan Warrants") to purchase 287,724 shares of Holdings Common Stock at an exercise price of $14.68 per share. This warrant expired on January 29, 2002.

(d)      Preferred Stock -

         The 20,000 shares of Series A preferred stock have an aggregate liquidation preference of $2,000,000 (the "Liquidation Preference"), plus any accrued and unpaid dividends thereon (whether or not declared). Dividends on the preferred stock are cumulative (compounding annually) from January 28, 1999 (the "Effective Date") and are payable when and as declared by the Board of Directors of Holdings, at the rate of 1% per annum on the Liquidation Preference. No dividends shall be payable on any shares of Holdings common stock until all accrued and unpaid dividends on the preferred stock have been paid.

         In accordance with SAB No. 64, Redeemable Preferred Stock, the Company recorded the two separate issuances of redeemable preferred stock at their respective fair values. The 5,000 shares originally issued to Bay Harbour were valued at $500,000. The remaining 15,000 shares were issued to the Barneys Employees Stock Plan Trust (the "Trust"). See Note 9(a) Employees Stock Plan below.

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

(b)      Stock options -

         The Company has a stock option plan that provides for the granting of stock options to officers and key employees for purchase of the Company's common shares. This plan is administered by the compensation committee of the Board of Directors, whose members are not eligible for grants under this plan. These options expire ten years from the date of grant and vest 20% on the date of grant with the remainder vesting ratably over the next four years. The option price is determined by the compensation committee, but cannot be less than 100% of the fair market value of the stock (as defined) at the date the option is granted. In Fiscal 2000, pursuant to his employment agreement with the Company, Howard Socol, Chairman, President and Chief Executive Officer, was granted 792,234 options from this plan to purchase an equivalent number of shares of Holdings common stock which are to vest over the term of his employment. As of February 2, 2002, there were 315,366 shares available for future grant under this option plan.

         In addition to the above, in Fiscal 1999, the Company adopted a stock option plan that provides for the granting of non-qualified stock options to non-employee members of the Company's Board of Directors. Each Eligible Director (as defined in the option plan) is granted an option to purchase 5,000 shares of Holdings common stock upon their initial appointment to the Board of Directors, exercisable at the fair market value of Holdings common stock at the date of grant. These options expire ten years from the date of grant and vest 50% on the date of grant with the remainder on the first anniversary therefrom. At the discretion of the Board of Directors, additional options may be granted to Eligible Directors on the date of the annual stockholders' meeting that takes place after the initial grant. As of February 2, 2002, all shares had been granted under this option plan.

         Following is a summary of the stock option plan activity for each of the respective years:

                                                                                   Weighted Average
                                                             Shares                 Exercise Price
                                                       --------------------     -----------------------
Granted during and Outstanding at                               876,270             $         8.68
     January 29, 2000
Granted                                                       1,247,234                       9.85
Canceled                                                       (831,270)                      8.68
                                                       --------------------
Outstanding at February 3, 2001                               1,292,234                       9.81
Granted                                                         489,000                       9.62
Canceled                                                        (46,600)                     10.04
                                                       --------------------
Outstanding at February 2, 2002                               1,734,634                       9.75
                                                       ====================

         At February 2, 2002, the outstanding options have a weighted average remaining contractual life of 8.7 years with exercise prices ranging from $8.68
- $10.25.

Options exercisable at:

     January 29, 2000                                           223,116             $         8.68
     February 3, 2001                                           136,000                       9.73
     February 2, 2002                                           599,359                       9.74

         The weighted average fair value of options granted during Fiscal 1999, 2000 and 2001 estimated on the date of grant using the Black Scholes option-pricing model was $3.39, $1.42, and $1.69, respectively. The fair values were estimated on the date of grant using the following weighted average assumptions: risk-free interest rate range of 4.38% to 6.66% depending on grant date; dividend yield of 0%; and a weighted average expected life ranging from two to 10 years. As the Company's stock is not actively traded, expected volatility was considered not applicable for purposes of this calculation.

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

         Pro-forma disclosures, as required by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", are computed as if the Company recorded compensation expense based on the fair value for stock-based awards or grants. The following pro-forma information includes the effects of the options discussed above.

                                                   Fiscal                  Fiscal                   Fiscal
                                                    2001                    2000                     1999
                                           ----------------------- ------------------------ -----------------------
         Net (loss) income
         As reported                             $  (15,171)             $       610              $   (5,346)
         Pro-forma                                  (15,870)                     979                  (6,108)
         Basic EPS
         As reported                             $    (1.09)             $      0.04              $    (0.42)
         Pro-forma                                    (1.14)                    0.07                   (0.48)

(c)      Union Plan -

         Pursuant to agreements with unions, the Company is required to make periodic pension contributions to union-sponsored multiemployer plans which provide for defined benefits for all union members employed by the Company. Union pension expense aggregated $771,000, $768,000 and $722,000 in Fiscal 2001, 2000 and 1999, respectively. The Company, at present, has no intentions of withdrawing from this plan.

(d)      401(k) and Money Purchase Plan -

         Through December 2001, the Company maintained both a 401(k) Savings Plan and a Money Purchase Plan. All employees of the Company, except for certain employees covered by specific collective bargaining agreements, were eligible to participate in both plans. Pursuant to the terms of the 401(k) Plan, eligible participating employees can elect to contribute between 1% and 13% of their annual compensation up to the annual dollar limits set by the Internal Revenue Service. The Company will match 50% of the first 6% of the participant's elective contributions resulting in a maximum of 3% of total compensation. Effective January 2002, the Company amended the 401(k) Plan and the Money Purchase Plan. Prior to the effective date of the amendments, contributions to the Money Purchase Plan were made 100% by the Company in an amount equal to 3% of a participant's eligible compensation for the year in question subject to a specified cap. In addition, the 401(k) included a profit sharing feature whereby the Company could make a discretionary contribution of up to 3% of a participant's eligible compensation. The determination of whether or not a contribution is made and, if so, the amount of same, is determined by the Compensation Committee. Pursuant to the amendments, the following occurred: 1) further contributions to the Money Purchase Plan were eliminated commencing with contributions for the 2002 plan year, 2) the plans were consolidated with the new plan now called the Barneys New York Retirement Plan, 3) the adding of a non-discretionary contribution of 1.5% of a participant's eligible compensation for the year in question subject to a specified cap and 4) an increase in the maximum discretionary contribution from 3% to 4% of a participant's eligible compensation.

         The aggregate expense of these plans was $1,695,000, $1,982,000 and $1,902,000 in Fiscal 2001, 2000 and 1999, respectively.

10.      Other

         Mr. Questrom, a member of the Board of Directors and former Chairman, President and Chief Executive Officer of the Company is also a member of the board of Polo Ralph Lauren Corporation. During Fiscal 2001, 2000 and 1999, the Company purchased at retail approximately $1,558,000, $2,758,000, and $2,682,000, respectively, of products from Polo Ralph Lauren Corporation.

         Bay Harbour Management L.C. ("Bay Harbour") and Whippoorwill, who collectively beneficially own approximately 77% of the outstanding shares of Holdings common stock, are parties to a Stockholders Agreement, dated as of November 13, 1998 (the "Stockholders Agreement"), which sets forth their agreement with respect to certain matters relating to the shares of Holdings common stock held by them. Pursuant to the Stockholders Agreement, each of Bay Harbour and Whippoorwill have agreed to (i) grant rights of first offer as well as tag along rights in the event of a transfer of shares, (ii) grant the right to participate in an acquisition of additional shares of Holdings common stock by one of them, and (iii) give the other a right of first refusal to purchase shares of Holdings common stock which one of them has requested Holdings to register pursuant to the Registration Rights Agreement entered into on the Effective Date. In addition, Bay Harbour and Whippoorwill have agreed to take all actions necessary to elect three designees of each, one designee of Isetan, the chief executive officer of Holdings, and three independent directors, to the Board of Directors of Holdings. The Stockholders Agreement also generally prohibits each of Bay Harbour and Whippoorwill from voting the shares of Holdings common stock held by it in favor of amending Holdings' Certificate of Incorporation or Bylaws or a sale of the Company without the consent of the other.

         On the Effective Date, pursuant to the plan of reorganization, Messrs. Greenhaus and Strumwasser, who are principals and officers of Whippoorwill (which is a stockholder of Holdings), and Messrs. Teitelbaum and Van Dyke, who are principals of Bay Harbour (which is a stockholder of Holdings), and Mr. Halpern, became members of the board of directors of Holdings.

         Holdings guaranteed the obligations of Barneys and its subsidiaries under the $22,500,000 Subordinated Note, the Equipment Lessors Notes, the flagship store leases and the new Licensing Arrangements.

        Approximately 39% of the Company's employees are covered under collective bargaining agreements and approximately 34% of the Company's employees are covered under collective bargaining agreements expiring prior to February 1, 2003.

        In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including excess reorganization value. Among other things, SFAS No. 142 requires that goodwill no longer be amortized, but rather be tested annually for impairment. This statement is effective for fiscal years beginning after December 15, 2001. Accordingly, we will adopt SFAS No. 142 effective Fiscal 2002 and are evaluating the effect such adoption may have on our consolidated results of operations and financial position. Amortization expense related to excess reorganization value was $8,800,000 in each of Fiscal 2001 and 2000.

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt SFAS No. 144 effective Fiscal 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations or financial position.

11.      Quarterly Financial Data (Unaudited)

(in thousands, except per share amounts)

                                         2001 - Quarter Ended
                            -------------------------------------------------
                             5/5/01        8/4/01       11/3/01       2/2/02
                             ------        ------       -------       ------
Net sales                   $94,069     $  85,146    $  89,408     $  102,546
Gross profit                 43,220        38,808       36,623         43,673
Net (loss) income            (3,301)       (3,860)      (8,448)           438
Basic and diluted EPS         (0.24)        (0.28)       (0.61)          0.03


                                         2000 - Quarter Ended
                            -------------------------------------------------
                            4/29/00       7/29/00     10/28/00         2/3/01
                            -------       -------     --------         ------
Net sales                   $96,611     $  84,252    $ 110,228     $  113,230
Gross profit                 44,569        40,856       51,688         50,483
Net (loss) income              (934)       (3,589)       3,283          1,850
Basic and diluted EPS         (0.07)        (0.26)        0.24           0.13

                Schedule II -- Valuation and Qualifying Accounts

                     Barneys New York, Inc. and Subsidiaries

                                February 2, 2002


(in thousands)

                  ColumnA                  Column B                  Column C                  Column D         Column E
----------------------------------------------------           --------------------          ------------      ---------
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
                                           =============     ===========   =============    ==============       =========

Year ended February 2, 2002
-----------------------------------------
Deducted from asset accounts:
  Allowance for returns and doubtful
   accounts                                $       4,328     $     1,840   $         -      $      1,680         $   4,488
                                           =============     ===========   =============    ==============       =========






----------------------
(a) Primarily provisions for doubtful accounts.
(b) Primarily uncollectible accounts charged against the allowance provided therefor.

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

10.3                Second Amendment to the Credit Agreement dated as of June 2,
                    1999 (2)

10.4                Third Amendment to the Credit Agreement dated as of November
                    30, 1999 (3)

10.5                Fourth Amendment to the Credit Agreement dated as of March
                    17, 2000 (5)

10.6                Fifth Amendment to the Credit Agreement dated as of March
                    30, 2001 (8)

10.7                Sixth Amendment to the Credit Agreement dated as of December
                    12, 2001 ( 7 )

10.8 Guarantee by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.9 Security Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.10 Pledge Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.11 Pledge Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.12 Security Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.13 Trademark Security Agreement by Barneys and BNY Licensing Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.14 Cash Collateral Pledge Agreement by Barneys in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

Exhibit                                  Name of Exhibit
-------                                  ---------------

10.15 Pledge Agreement by Barneys America, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.16 Security Agreement by Barneys America, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.17 Security Agreement by PFP Fashions Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.18 Security Agreement by Barneys (CA) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.19 Security Agreement by Barneys (NY) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.20 Security Agreement by Basco All-American Sportswear Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.21               Security Agreement by Barneys America (Chicago) Lease Corp.
                    in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.22 Security Agreement by BNY Licensing Corp. in favor of CUSA as Administrative Agent dated as of January 28, 1999 (1)

10.23 Subordinated Note issued by Barneys and payable to Isetan of America, Inc. ("Isetan") dated January 28, 1999 (the "Isetan Note") (1)

10.24               Guarantee by Holdings of the Isetan Note dated January 28,
                    1999 (1)

10.25 Subordinated Note issued by Barneys and payable to Bi-Equipment Lessors LLC, dated January 28, 1999 (the "Bi-Equipment Lessors Note") (1)

10.26 Guarantee by Holdings of the Bi-Equipment Lessors Note dated as of January 28, 1999 (1)

10.27 Security Agreement by Barneys in favor of Bi-Equipment Lessors LLC dated as of January 28, 1999 (1)

10.28 License Agreement among Barneys, BNY Licensing Corp. and Barneys Japan Co. Ltd. dated as of January 28, 1999 (1)

10.29 Stock Option Plan for Non-Employee Directors effective as of March 11, 1999. (1)

10.30               Employee Stock Option Plan (6)

10.31 Registration Rights Agreement by and among Holdings and the Holders party thereto dated as of January 28, 1999 (the "Registration Rights Agreement) (1)

10.32 Amendment No.1 dated as of February 1, 2000, to the Registration Rights Agreement (3)

10.33 Letter Agreement, dated January 28, 1999, among Bay Harbour, Whippoorwill, Isetan and Holdings (4)

10.34 Employment Agreement between Holdings and Howard Socol effective as of January 8, 2001 (8)

Exhibit                                  Name of Exhibit
-------                                  ---------------

10.35 Registration Rights Agreement between Holdings and Howard Socol dated as of January 8, 2001 (8)

21                  Subsidiaries of the registrant (9)

23                  Consent of Independent Auditors (9)

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

(7) Incorporated by reference to Barneys' Quarterly Report on Form 10-Q for the quarter ended November 3, 2001.

(8) Incorporated by reference to Barneys' Annual Report on Form 10-K for the year ended February 3, 2001.

(9)      Filed herewith.