Form 10-Q
period 2002-05-04
BARNEYS NEW YORK INC
filed 2002-06-18
CIK 1087414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  {X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended May 4, 2002 or

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

           As of June 14, 2002 there were 13,903,227 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                            QUARTER ENDED May 4, 2002

                                Table of Contents

                                                                                    Page No.
                                                                                    --------
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

           Condensed consolidated statements of operations - Three months
                ended May 4, 2002 and May 5, 2001                                     3

           Condensed consolidated balance sheets - May 4, 2002 and
                February 2, 2002                                                      4

           Condensed consolidated statements of cash flows - Three months
                ended May 4, 2002 and May 5, 2001                                     5

           Notes to condensed consolidated financial statements - May 4, 2002         6

ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   8

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk                11

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                                          12





SIGNATURES                                                                           13


ITEM 1.    FINANCIAL STATEMENTS

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                     MAY 4,           MAY 5,
                                                                                      2002             2001
                                                                                  --------------  ---------------
Net sales                                                                              $ 92,475         $ 94,069
Cost of sales                                                                            50,006           50,849
                                                                                  --------------  ---------------

          Gross profit                                                                   42,469           43,220

Expenses:

  Selling, general and administrative expenses (including occupancy costs)               38,308           40,221
  Depreciation and amortization                                                           2,554            4,623
  Other income - net                                                                     (1,670)          (1,251)
                                                                                  --------------  ---------------
          Income (loss) before interest and financing costs
              and income taxes                                                            3,277             (373)

Interest and financing costs, net of interest income                                      2,703            2,721
                                                                                  --------------  ---------------

          Income (loss) before income taxes                                                 574           (3,094)

Income taxes                                                                                 96              207
                                                                                  --------------  ---------------

          Net income (loss)                                                               $ 478         $ (3,301)
                                                                                  ==============  ===============

Basic and diluted net income (loss) per share of common stock                            $ 0.03         $  (0.24)
                                                                                  ==============  ===============

Weighted average number of shares of common
     stock outstanding                                                                   13,903           13,903
                                                                                  ==============  ===============



   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                                   MAY 4,          FEBRUARY 2,
                                                                                                    2002               2002
                                                                                               ----------------  -----------------
Assets
Current assets:
    Cash and cash equivalents                                                                          $ 9,039           $ 10,835
    Restricted cash                                                                                        200                200
    Receivables, less allowances of $4,604 and $4,488                                                   27,457             26,689
    Inventories                                                                                         50,913             52,449
    Other current assets                                                                                 9,278              8,616
                                                                                               ----------------  -----------------
          Total current assets                                                                          96,887             98,789
Fixed assets at cost, less accumulated depreciation
     and amortization of $29,084 and $26,530                                                            51,163             50,141
Excess reorganization value, less accumulated amortization of $26,372 and $26,372                      149,439            149,439
Other assets                                                                                             1,153              1,454
                                                                                               ----------------  -----------------

          Total assets                                                                               $ 298,642          $ 299,823
                                                                                               ================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                                  $ 15,219           $ 23,634
    Accrued expenses                                                                                    27,121             32,246
    Short-term debt                                                                                     34,753                  -
                                                                                               ----------------  -----------------
          Total current liabilities                                                                     77,093             55,880

Long-term debt                                                                                          57,571             81,048
Other long-term liabilities                                                                             16,378             15,773

Redeemable Preferred Stock                                                                                 500                500

Shareholders' equity:
    Common stock--$.01 par value; authorized
         25,000,000 shares--issued 13,903,227 and 13,903,227 shares                                        139                139
    Additional paid-in capital                                                                         166,390            166,390
    Accumulated deficit                                                                                (19,429)           (19,907)
                                                                                               ----------------  -----------------
          Total shareholders' equity                                                                   147,100            146,622
                                                                                               ----------------  -----------------

Total liabilities and shareholders' equity                                                           $ 298,642          $ 299,823
                                                                                               ================  =================


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                              MAY 4,           MAY 5,
                                                                               2002             2001
                                                                          ---------------  ----------------
Cash flows from operating activities:
Net income (loss)                                                                  $ 478          $ (3,301)
Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
Depreciation and amortization                                                      2,960             4,897
Deferred rent                                                                        605               965
Decrease (increase) in:
     Receivables                                                                    (768)              215
     Inventories                                                                   1,536              (225)
     Other current assets                                                           (662)               44
  Increase (decrease) in:
     Accounts payable and accrued expenses                                       (13,540)          (11,484)
                                                                          ---------------  ----------------
          Net cash used by operating activities                                   (9,391)           (8,889)
                                                                          ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions                                                             (3,577)           (1,985)
                                                                          ---------------  ----------------
          Net cash used by investing activities                                   (3,577)           (1,985)
                                                                          ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                               110,400           113,000
Repayments of debt                                                               (99,228)         (103,462)
                                                                          ---------------  ----------------
          Net cash provided by financing activities                               11,172             9,538
                                                                          ---------------  ----------------

Net decrease in cash and equivalents                                              (1,796)           (1,336)
Cash and equivalents - beginning of period                                        10,835            17,369
                                                                          ---------------  ----------------
Cash and equivalents - end of period                                             $ 9,039          $ 16,033
                                                                          ===============  ================


   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

           Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 4, 2002 are not necessarily indicative of the results for the entire year. References herein to "2002" are for the 52 weeks ending February 1, 2003.

           The balance sheet at February 2, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.



(2)        Long-Term Debt

           Long-Term Debt consisted of the following at:

         (000's)                                      May 4,                       February 2,
                                                       2002                            2002
                                              ------------------------      ---------------------------
         Revolving credit facility                  $           -                 $       23,581
         $22,500 Subordinated Note                         21,782                         21,678
         Equipment Lessors notes                           35,789                         35,789
                                              ------------------------      ---------------------------
         Total                                      $      57,571                 $       81,048
                                              ========================      ===========================

           In addition, $16,560,000 was committed under unexpired letters of credit at May 4, 2002, under the Company's Credit Agreement. As of May 4, 2002, the Company was in compliance with each of the covenants contained in the Credit Agreement.

           Subsequent to May 4, 2002, the Company obtained, from certain of the participating members of its current Credit Agreement, commitments for a new credit facility (the "New Facility") totaling $105 million. These commitments currently expire at the end of August 2002 and are subject to certain conditions, including, among others, completion of certain due diligence and the final loan documentation, which the Company expects, except as specifically provided for, will be substantially the same as the documentation for the existing Credit Agreement. This New Facility, which will replace the existing Credit Agreement that matures on February 15, 2003, is expected to (i) be competitively priced with the existing Credit Agreement, (ii) contain financial covenants relating to net worth, earnings and capital expenditures and (iii) have a maximum term of 36 months from the date of closing. The Company expects to complete this financing within the next 60 days, however, there can be no assurance that this new financing will be obtained. In light of the scheduled maturity of the existing Credit Agreement, and until the closing of the New Facility, the Company is reporting the amount outstanding under the revolving credit facility as a current liability.


(3)        Income Taxes

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. A federal income tax benefit was not recorded in either 2002 or 2001, as the future use of net operating losses generated in those periods was uncertain. In the respective periods, however, the Company has provided income taxes principally for state, local and franchise taxes.

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

           Options and warrants to acquire an aggregate of 1,734,634 shares and 787,724 shares of common stock were not included in the computation of diluted earnings per common share for the three months ended May 4, 2002 and May 5, 2001, respectively, as including them would have been anti-dilutive.

           As of May 4, 2002, the Company's common stock was not actively traded.

(5)        New Accounting Pronouncements

           In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including excess reorganization value. Among other things, SFAS No. 142 requires that goodwill no longer be amortized, but rather be tested annually for impairment. The Company will test excess reorganization value for impairment using the two-step process prescribed in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of impairment. This statement is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company has adopted SFAS No. 142 effective this fiscal year.

           The Company will complete the impairment tests of its excess reorganization value by August 3, 2002, which is within the six-month period allowed by SFAS No. 142. An impairment that is required to be recognized pursuant to SFAS No. 142 will be reflected as a cumulative effect of a change in accounting principle. Amortization expense related to excess reorganization value was $2,200,000 ($0.16 per share) for the three months ended May 5, 2001.



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


Results of Operations

           The Company sells to consumers through three inter-related distribution channels which encompass its various product offerings: the full-price stores, the outlet stores and the warehouse sale events.

Three Months Ended May 4, 2002 Compared to the Three Months Ended May 5, 2001

           Net sales for the three months ended May 4, 2002 were $92.5 million compared to $94.1 million a year ago, a decrease of 1.7%. Comparable store sales declined 1.4%.

           Gross profit on sales decreased 1.7% to $42.5 million for the three months ended May 4, 2002 from $43.2 million in the three months ended May 5, 2001. This decrease is primarily due to the sales reduction discussed above. Gross profit as a percentage of net sales was 45.9% in both periods.

           Selling, general and administrative expenses, including occupancy expenses, decreased 4.8% in the three-month period ended May 4, 2002 to $38.3 million from $40.2 million in the three month period ended May 5, 2001. Reductions in personnel and related costs represented $1.3 million or almost 68% of the overall decline from the prior year. These savings are a continuing result of the position eliminations, reductions in hours worked and modifications to certain ancillary benefits implemented in Fiscal 2001. The remaining net savings of $0.6 million, partially attributed to the reduction in sales volume discussed above, also reflects the benefit of the various prior fiscal year and current expense reduction initiatives which included, among other things, re-bidding products and services, and general reductions in consumption of products and services including office supply and telephone usage, training, and travel. As a result of the past and continued focus on reducing the operating expenses of the Company, selling, general and administrative expenses declined to 41.4% of sales in the three months ended May 4, 2002 from 42.8% in the three months ended May 5, 2001.

           Depreciation and amortization decreased 44.8% in the three-month period ended May 4, 2002 to $2.6 million from $4.6 million in the prior year period as a result of the non-amortization provisions of goodwill contained in FASB Statement No. 142, Goodwill and Other Intangible Assets.

           Net interest expense was approximately $2.7 million in both the current and prior year period. While average borrowings declined approximately $6 million from the year ago period, the effective interest rate was about flat, principally as a result of the amortization of the additional fees paid in connection with the prior amendment to the Credit Agreement in December 2001. Average borrowings under the revolving credit facility for the three months ended May 4, 2002 and May 5, 2001 were $32.1 million and $38.1 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt, inclusive of amortization of bank fees and unused line fees, was 11.2% in the three months ended May 4, 2002 compared to 11.0% in the comparable period of the prior year.

           Other income increased 33.5% to $1.7 million for the three months ended May 4, 2002 from $1.3 million in the prior year period. The three months ended May 4, 2002 includes $0.4 million related to the assignment of a subsidiary's interest in a trademark unrelated to the Company's business.

           The Company's net income for the three months ended May 4, 2002 was $0.5 million compared to a net loss of $3.3 million for the three months ended May 5, 2001. Basic and diluted net income(loss) per share for the three months ended May 4, 2002 and May 5, 2001 were $0.03 and $(0.24), respectively.

LIQUIDITY AND CAPITAL

Liquidity and Capital Resources

           Cash used by operations for the three months ended May 4, 2002 and May 5, 2001, was approximately $9.4 million and $8.9 million, respectively. The Company's working capital was $19.8 million at May 4, 2002 compared to $42.9 million at February 2, 2002. Excluding the loans outstanding under the revolving credit facility, which management believes will be refinanced within 60 days (see discussion below), working capital at May 4, 2002 would have been $54.5 million. The Company's primary source of liquidity has been borrowings under the Credit Agreement.

           The Company incurred capital expenditures of $3.6 million during the three months ended May 4, 2002 principally due to reconfigurations and improvements in existing stores, including the expansion of the cosmetics (completed in April 2002) and women's accessories businesses (expected completion June 2002) at the New York Flagship store, as well as the opening of one new regional full-price store. In addition, the current year includes amounts related to the on-going project to replace all point of sale registers in the existing stores. Pursuant to the covenants contained in the Credit Agreement, the Company's total capital expenditures for fiscal year 2002 may not exceed a base level of $5 million subject to certain adjustments. The Company will principally fund its capital expenditures through a combination of borrowings under the Credit Agreement and proceeds already received in connection with the prior exercise of certain previously outstanding options and warrants to acquire common stock.

           At May 4, 2002, the Company had approximately $25.6 million of availability under the Credit Agreement, after considering $34.8 million of revolving loans and $16.6 million of letters of credit outstanding.

           Subsequent to May 4, 2002, the Company obtained, from certain of the participating members of its current Credit Agreement, commitments for a new credit facility (the "New Facility") totaling $105 million. These commitments currently expire at the end of August 2002 and are subject to certain conditions, including, among others, completion of certain due diligence and the final loan documentation, which the Company expects, except as specifically provided for, will be substantially the same as the documentation for the existing Credit Agreement. This New Facility, which will replace the existing Credit Agreement that matures on February 15, 2003, is expected to (i) be competitively priced with the existing Credit Agreement, (ii) contain financial covenants relating to net worth, earnings and capital expenditures and (iii) have a maximum term of 36 months from the date of closing. The Company expects to complete this financing within the next 60 days, however, there can be no assurance that this new financing will be obtained. In light of the scheduled maturity of the existing Credit Agreement, and until the closing of the New Facility, the Company is reporting the amount outstanding under the revolving credit facility as a current liability.

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


(b) The Company did not file any reports on Form 8-K during the quarter ended May 4, 2002.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: June 18, 2002

                                           BARNEYS NEW YORK, INC.

                                           By: /s/ Steven M. Feldman
                                               --------------------------------
                                               Name: Steven M. Feldman
                                               Title: Executive Vice President,
                                                      Chief Financial Officer