Form 10-Q
period 2002-08-03
BARNEYS NEW YORK INC
filed 2002-09-17
CIK 1087414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

{X} Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended August 3, 2002 or

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

           As of September 13, 2002 there were 13,903,227 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                          QUARTER ENDED AUGUST 3, 2002

                                Table of Contents

                                                                                         Page No.
                                                                                         --------
PART I.         FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

           Condensed consolidated statements of operations - Three and six months
                ended August 3, 2002 and August 4, 2001                                     3

           Condensed consolidated balance sheets - August 3, 2002 and
                February 2, 2002                                                            4

           Condensed consolidated statements of cash flows - Six months
                ended August 3, 2002 and August 4, 2001                                     5

           Notes to condensed consolidated financial statements - August 3, 2002            6

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                        10

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk                 17

ITEM 4.         Controls and Procedures                                                    17


PART II.        OTHER INFORMATION

ITEM 1.         Legal Proceedings                                                          18

ITEM 4.         Submission of Matters to a Vote of Security Holders                        19

ITEM 6.         Exhibits and Reports on Form 8-K                                           20



SIGNATURES                                                                                 21



PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  AUGUST 3,       AUGUST 4,            AUGUST 3,       AUGUST 4,
                                                                    2002             2001                2002             2001
                                                               --------------  ---------------      --------------  ---------------
Net sales                                                           $ 81,603         $ 85,146            $174,078        $ 179,215
Cost of sales                                                         41,446           46,338              91,452           97,187
                                                               --------------  ---------------      --------------  ---------------

          Gross profit                                                40,157           38,808              82,626           82,028

Expenses:

  Selling, general and administrative expenses
    (including occupancy costs)                                       35,666           36,661              73,974           76,882
  Depreciation and amortization                                        2,700            4,610               5,254            9,233
  Other income - net                                                  (1,196)          (1,373)             (2,866)          (2,624)
                                                               --------------  ---------------      --------------  ---------------
          Income (loss) before interest and financing costs
              and income taxes                                         2,987           (1,090)              6,264           (1,463)

Interest and financing costs, net of interest income                   3,326            2,571               6,029            5,292
                                                               --------------  ---------------      --------------  ---------------

          (Loss) income before income taxes                             (339)          (3,661)                235           (6,755)

Income taxes                                                             100              199                 196              406
                                                               --------------  ---------------      --------------  ---------------

          Net (loss) income                                           $ (439)        $ (3,860)               $ 39         $ (7,161)
                                                               ==============  ===============      ==============  ===============

Basic and diluted net (loss) income per share of common stock        $ (0.03)         $ (0.28)             $ 0.00          $ (0.52)
                                                               ==============  ===============      ==============  ===============

Weighted average number of shares of common
     stock outstanding                                                13,903           13,903              13,903           13,903
                                                               ==============  ===============      ==============  ===============


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                              AUGUST 3,        FEBRUARY 2,
                                                                                                2002              2002
                                                                                          ----------------- -----------------
    ASSETS
    Current assets:
        Cash and cash equivalents                                                                  $ 5,336          $ 10,835
        Restricted cash                                                                                  -               200
        Receivables, less allowances of $4,541 and $4,488                                           23,350            26,689
        Inventories                                                                                 60,982            52,449
        Other current assets                                                                        10,455             8,616
                                                                                          ----------------- -----------------
              Total current assets                                                                 100,123            98,789
    Fixed assets at cost, less accumulated depreciation
         and amortization of $31,784 and $26,530                                                    52,432            50,141
    Excess reorganization value, less accumulated amortization of $26,372 and $26,372              149,439           149,439
    Other assets                                                                                     1,463             1,454
                                                                                          ----------------- -----------------

              Total assets                                                                       $ 303,457         $ 299,823
                                                                                          ================= =================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
        Accounts payable                                                                          $ 23,744          $ 23,634
        Accrued expenses                                                                            29,443            32,246
                                                                                          ----------------- -----------------
              Total current liabilities                                                             53,187            55,880

    Long-term debt                                                                                  86,144            81,048
    Other long-term liabilities                                                                     16,965            15,773

    Series A Redeemable Preferred Stock - Aggregate liquidation preference $2,000                      500               500

    Shareholders' equity:
        Common stock--$.01 par value; authorized
             25,000,000 shares--shares issued 13,903,227 and 13,903,227                                139               139
        Additional paid-in capital                                                                 166,390           166,390
        Retained deficit                                                                           (19,868)          (19,907)
                                                                                          ----------------- -----------------
              Total shareholders' equity                                                           146,661           146,622
                                                                                          ----------------- -----------------

    Total liabilities and shareholders' equity                                                   $ 303,457         $ 299,823
                                                                                          ================= =================


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                             AUGUST 3,         AUGUST 4,
                                                                               2002              2001
                                                                          ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $ 39          $ (7,161)
Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
      Depreciation and amortization                                                6,054             9,783
      Write-off of unamortized bank fees                                             641                 -
      Deferred rent                                                                1,190             1,950
Decrease (increase) in:
     Receivables                                                                   3,339             3,231
     Inventories                                                                  (8,533)           (2,406)
     Other current assets                                                         (1,839)           (1,710)
     Long-term assets                                                                  -                (1)
  Increase (decrease) in:
     Accounts payable and accrued expenses                                        (2,590)             (587)
                                                                          ---------------  ----------------
          Net cash (used) provided by operating activities                        (1,699)            3,099
                                                                          ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions                                                             (7,546)           (4,740)
Reduction in restricted cash                                                         200                 -
                                                                          ---------------  ----------------
          Net cash used by investing activities                                   (7,346)           (4,740)
                                                                          ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan origination costs                                                            (1,340)                -
Proceeds from debt                                                               225,882           196,114
Repayments of debt                                                              (220,996)         (198,309)
                                                                          ---------------  ----------------
          Net cash provided (used) by financing activities                         3,546            (2,195)
                                                                          ---------------  ----------------

Net decrease in cash and equivalents                                              (5,499)           (3,836)
Cash and equivalents - beginning of period                                        10,835            17,369
                                                                          ---------------  ----------------
Cash and equivalents - end of period                                             $ 5,336          $ 13,533
                                                                          ===============  ================


   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

           Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 3, 2002 are not necessarily indicative of the results for the entire year. References herein to "2002" are for the 52 weeks ending February 1, 2003.

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



(2)        Long-Term Debt

           Long-Term Debt consisted of the following at:

  (000's)                              August 3, 2002                 February 2, 2002
                                   ------------------------      ---------------------------
  GE Facility                            $      28,467                 $            -
  Revolving Credit Facility                          -                         23,581
  $22,500 Subordinated Note                     21,888                         21,678
  Equipment Lessors Notes                       35,789                         35,789
                                   ------------------------      ---------------------------
  Total                                  $      86,144                 $       81,048
                                   ========================      ===========================

           In addition, $32,268,000 was committed under unexpired letters of credit at August 3, 2002, under the GE Facility (as defined below). As of August 3, 2002, the Company was in compliance with each of the covenants contained in the GE Facility.

           On July 15, 2002, the Company entered into a replacement $105,000,000 Credit Facility led by General Electric Capital Corporation, as Administrative Agent (the "GE Facility"). The GE Facility provides a $97,000,000 revolving loan commitment (the "Revolver") with a $40,000,000 sub-limit for the issuance of letters of credit and an $8,000,000 term loan commitment (the "Term Loan"). Proceeds from the GE Facility were used to repay in full all amounts outstanding under the previous revolving credit facility with Citibank, N.A. and are being used for working capital, capital expenditures and general corporate purposes. Obligations under the GE Facility are secured by a first priority and perfected lien on substantially all of the assets of the Company.

           Availability under the Revolver is calculated as a percentage of eligible inventory (including undrawn documentary letters of credit) and Barneys private label credit card receivables, less certain reserves. The Term Loan, which was fully funded on the closing date of the GE Facility, will be reduced by $425,000 each fiscal quarter commencing on November 3, 2002, but only if availability under the Revolver would exceed $15,000,000 after giving effect to such payment. The Term Loan may be optionally prepaid in whole or in part but only if availability under the Revolver exceeds $15,000,000 after giving effect to such prepayment.

           Interest rates on borrowings under the Revolver are either the Base Rate (as defined in the GE Facility) plus 1.00% or LIBOR plus 2.75%, subject to quarterly adjustment after the first year. Interest rates on the Term Loan are either the Base Rate plus 1.75% or LIBOR plus 3.50% and are subject to weekly adjustments if availability declines below $15,000,000. The GE Facility also provides for a fee of 2.25% per annum on the daily average letter of credit amounts outstanding and a commitment fee of 0.50% on the unused portion of the facility.

           In connection with the origination of the GE Facility, the Company incurred fees of approximately $1,300,000. Such fees are being amortized over the life of the GE Facility as interest and financing costs. The unamortized portion of these fees is included in Other Assets. The unamortized fees of approximately $600,000, associated with the prior revolving credit facility, were written off in the current period and are included in Interest expense.

           The GE Facility contains financial covenants relating to net worth, earnings (specifically, earnings before interest, taxes, depreciation and amortization ("EBITDA")) and capital expenditures as outlined below. With the exception of the capital expenditures covenant, which is a covenant measured on an annual basis, the covenants discussed herein are required to be measured on a quarterly basis.

                     Minimum consolidated net worth. As of the last day of every fiscal quarter, starting with the first fiscal quarter of 2002, consolidated net worth shall not be less than certain minimum amounts. The minimum amount at the end of Fiscal 2002 is $132,000,000; $136,000,000 at the close of Fiscal 2003;
and $147,000,000 at the close of Fiscal 2004.

                     Minimum consolidated EBITDA. As of the last day of every fiscal quarter (for the defined trailing periods), starting with the first fiscal quarter of 2002, EBITDA shall not be less than certain minimum amounts, subject to escalation during the fiscal year. The minimum amount at the end of Fiscal 2002 is $16,000,000; $25,000,000 at the close of Fiscal 2003; and
$28,000,000 at the close of Fiscal 2004.

                     Capital expenditures. The Company's total capital expenditures for Fiscal 2002 were established at $5,000,000, and are subject to upward adjustment if certain conditions are met. For Fiscal 2003 and beyond, the cap on capital expenditures is $10,000,000 subject to upward adjustment.

           In addition to the above, the Company is subject to a 30 day clean-down provision within the 90 day period commencing December 1 of each year wherein the Company's outstanding revolving loans and letter of credit obligations may not exceed $65,000,000.

           At August 3, 2002, the Company had approximately $14,809,000 of availability under the Revolving Credit Facility, after considering $28,467,000 of loans and $32,268,000 of letters of credit outstanding.

           The GE Facility matures on the earlier to occur of (i) July 15, 2005 or (ii) the date that is 45 days prior to the date of the first scheduled payment related to the $22,500,000 Subordinated Note and the Equipment Lessors Notes if such Notes have not been satisfactorily refinanced or restructured. The first scheduled payment related to such Notes is currently due on January 28, 2004.


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

           Options and warrants to acquire an aggregate of 1,734,464 shares of common stock were not included in the computation of diluted earnings per common share for the three and six months ended August 3, 2002, as including them would have been anti-dilutive. Options and warrants to acquire an aggregate of 1,965,458 shares of common stock were not included in the computation of diluted earnings per common share for the three and six months ended August 4, 2001, respectively, as including them would have been anti-dilutive.

           As of August 3, 2002, the Company's common stock was not actively traded.

(5)        New Accounting Pronouncements

           (i) In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including excess reorganization value. Among other things, SFAS No. 142 requires that goodwill no longer be amortized, but rather be tested annually for impairment. The Company will test excess reorganization value for impairment using the two-step process prescribed in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of impairment. This statement is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company has adopted SFAS No. 142 effective this fiscal year.

              The Company has completed the first step of the initial required impairment tests determining that the reporting unit with Excess reorganization value of approximately $149.4 million must undergo the second step of the impairment testing process that could result in an impairment of the Excess reorganization value. The fair value determined in the first step was based on a measurement date of February 3, 2002. The Company expects to complete the second step by February 1, 2003 and the impairment charge, if any, will be reflected as the cumulative effect of a change in accounting principles. As the Company has not yet completed the second step, it has not determined what the effect of these tests will be on its earnings and financial position. In addition to the transitional test discussed above, the Company will also be required to complete its annual goodwill impairment test later in fiscal 2002 and there can be no assurance that this will not lead to impairment charges in excess of any that might be required in connection with the transitional testing.

              If Excess reorganization value had not been amortized in 2001, the Company's adjusted net loss and loss per share would have been as follows:

                                  Three months ended August 4, 2001       Six months ended August 4, 2001
                                  ----------------------------------     -----------------------------------
                                                      Basic and                               Basic and
                                                     Diluted Loss                            Diluted Loss
                                     Net Loss         Per Share              Net Loss         Per Share
                                  ---------------- -----------------     ----------------- -----------------
As Reported                          $    (3,860)      $  (0.28)           $    (7,161)      $   (0.52)

Amortization of Excess
      Reorganization Value                (2,198)         (0.16)                (4,395)          (0.32)
                                  ---------------- -----------------     ----------------- -----------------

As Adjusted                          $    (1,662)      $  (0.12)           $    (2,766)      $   (0.20)
                                  ================ =================     ================= =================


                     (ii) In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. In accordance with the provisions of SFAS No. 145 the Company has elected to early adopt this statement. Accordingly, in connection with the early extinguishment of the prior Revolving Credit Facility discussed in Note (2) above, the unamortized fees of approximately $600,000 related to such facility were written off and are included in Interest expense.

                     (iii) In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations.


(6)        Subsequent Event

           On or about July 31, 2002, an individual filed a class action complaint against the Company in the Superior Court for the State of California, County of San Diego. The Complaint alleges two causes of action for purported violations of California's Civil Code and Business and Professions Code relating to the alleged requesting by the Company of certain information. The Company is reviewing the lawsuit and believes that the Complaint is without merit. The Company believes that it has substantial defenses to the claims and plans to vigorously defend the lawsuit. In management's judgement, based in part on consultation with legal counsel, this case is not expected to have a material adverse effect on the Company's financial position.


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

Three Months Ended August 3, 2002 Compared to the Three Months Ended August 4, 2001

           Net sales for the three months ended August 3, 2002 were $81.6 million compared to $85.1 million a year ago, a decrease of 4.2%. Comparable store sales declined 4.1%. Sales for the quarter were impacted by reduced levels of season-end clearance merchandise and softening consumer demand linked to steep declines in the financial markets.

           Gross profit on sales increased 3.5% to $40.2 million for the three months ended August 3, 2002 from $38.8 million in the three months ended August 4, 2001, due to reduced markdowns and improved shortage results. As a result, gross profit as a percentage of net sales was 49.2% for the three months ended August 3, 2002 compared to 45.6% in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, decreased 2.7% in the three-month period ended August 3, 2002 to $35.7 million from $36.7 million in the three month period ended August 4, 2001. This decline was primarily a result of a $1.4 million reduction in personnel and related costs. Approximately $0.5 million of these savings is the result of a one-time concession received by the Company related to a renegotiated collective bargaining agreement. The remaining reduction is somewhat a function of reduced sales (particularly as related to commissions) as well as a continuing result of the personnel reductions, reductions in hours worked and modifications to certain ancillary benefits implemented in Fiscal 2001. Various additional savings of approximately $0.5 million, are partially attributed to the reduction in sales volume discussed above, but also reflect the benefit of the various prior fiscal year and current expense reduction initiatives which included, among other things, re-bidding products and services, and general reductions in consumption of products and services including office supply and telephone usage and training. The above combined savings were in part offset by increased professional fees of $0.3 million and increased occupancy and related costs of

$0.3 million, principally as a result of operating one new store in the period. Particularly as a result of increases in the previously discussed costs and the sales decline in the period, selling, general and administrative expenses increased to 43.7% of sales in the three months ended August 3, 2002 from 43.1% in the three months ended August 4, 2001.

           Depreciation and amortization decreased 41.4% in the three-month period ended August 3, 2002 to $2.7 million from $4.6 million in the prior year period as a result of the non-amortization provisions of goodwill contained in FASB Statement No. 142, Goodwill and Other Intangible Assets.

           Interest expense includes a $0.6 million write-off of the unamortized fees associated with the prior revolving credit facility which was replaced in the current period. Excluding such amount, interest expense increased 4.4% in the three months ended August 3, 2002 to $2.7 million from $2.6 million in the prior year. While average borrowings declined approximately $2.9 million from the year ago period, the effective interest rate was higher, principally as a result of the amortization of the additional fees paid in connection with the prior amendment to the previous credit agreement in December 2001. Average borrowings under the credit facility for the three months ended August 3, 2002 and August 4, 2001 were $29.4 million and $32.3 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt, inclusive of amortization of bank fees and unused line fees, was 12.2% in the three months ended August 3, 2002 compared to 10.3% in the comparable period of the prior year.

           The Company's net loss for the three months ended August 3, 2002 was $0.4 million compared to a net loss of $3.9 million for the three months ended August 4, 2001. Basic and diluted net loss per common share for the three months ended August 3, 2002 and August 4, 2001 were $0.03 and $0.28, respectively.



Six Months Ended August 3, 2002 Compared to the Six Months Ended August 4, 2001

           Net sales for the six months ended August 3, 2002 were $174.1 million compared to $179.2 million a year ago, a decrease of 2.9%. Comparable store sales decreased approximately 2.6%. Sales for the season were largely impacted by reduced levels of season-end clearance merchandise and a continued soft retail environment, particularly in the second quarter, linked to steep declines in the financial markets.

           Gross profit on sales increased 0.7% to $82.6 million for the six months ended August 3, 2002 from $82.0 million in the six months ended August 4, 2001, due to reduced markdowns and improved shortage results. As a result, gross profit as a percentage of net sales was 47.5% for the six months ended August 3, 2002 compared to 45.8% in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, decreased 3.8% in the six-month period ended August 3, 2002 to $74.0 million from $76.9 million in the six month period ended August 4, 2001. This decline was primarily a result of a $2.7 million reduction in personnel and related costs. Approximately $0.5 million of these savings is the result of a one-time concession received by the Company related to a renegotiated collective bargaining agreement. The remaining reduction is somewhat a function of reduced sales (particularly as related to commissions) as well as a continuing result of the personnel reductions, reductions in hours worked and modifications to certain ancillary benefits implemented in Fiscal 2001. Various additional savings of approximately $1.1 million, are partially attributed to the reduction in sales volume discussed above, but also reflect the benefit of the various prior fiscal year and current expense reduction initiatives which included, among other things, re-bidding products and services, and general reductions in consumption of products and services including office supply and telephone usage and training. The above combined savings were in part offset by increased professional fees of $0.3 million and increased occupancy and related costs of $0.4 million, principally as a result of operating one new store in the period. Selling, general and administrative expenses were 42.5% of sales in the six months ended August 3, 2002 as compared to 42.9% in the six months ended August 4, 2001.

           Depreciation and amortization decreased 43.1% in the six-month period ended August 3, 2002 to $5.3 million from $9.2 million in the prior year period as a result of the non-amortization provisions of goodwill contained in FASB Statement No. 142, Goodwill and Other Intangible Assets.

           Interest expense includes a $0.6 million write-off of the unamortized fees associated with the prior revolving credit facility which was replaced in the current period. Excluding such amount, interest expense increased 1.8% in the six months ended August 3, 2002 to $5.4 million from $5.3 million in the prior year. While average borrowings declined approximately $4.4 million from the year ago period, the effective interest rate was higher, principally as a result of the amortization of the additional fees paid in connection with the prior amendment to the previous credit agreement in December 2001. Average borrowings under the credit facility for the six months ended August 3, 2002 and August 4, 2001 were $30.8 million and $35.2 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt, inclusive of amortization of bank fees and unused line fees, was 11.7% in the six months ended August 3, 2002 compared to 10.7% in the comparable period of the prior year.

           Other income for the six months ended August 3, 2002 includes $0.4 million related to the assignment of a subsidiary's interest in a trademark unrelated to the Company's business.

           The Company's net income for the six months ended August 3, 2002 was $39,000 compared to a net loss of $7.2 million for the six months ended August 4, 2001. Basic and diluted net income (loss) per common share for the six months ended August 3, 2002 and August 4, 2001 were $0.00 and $(0.52), respectively.

LIQUIDITY AND CAPITAL

Liquidity and Capital Resources

           Cash used by operations for the six months ended August 3, 2002 was approximately $1.7 million compared to cash provided by operations of $3.1 million in the year ago period, principally due to increased working capital requirements related to inventories and accounts payable. The Company's working capital was $46.9 million at August 3, 2002 compared to $42.9 million at February 2, 2002. The Company's primary source of liquidity has been borrowings under its various credit facilities.

           The Company incurred capital expenditures of $7.5 million during the six months ended August 3, 2002 due to reconfigurations and improvements in existing stores, particularly the expansion of various businesses in the Madison Avenue flagship store including fragrance and cosmetics, women's accessories, lingerie and shoes, as well as the opening of one new regional full-price store. In addition, the current year includes amounts related to the on-going project to replace all point of sale registers in the existing stores. Pursuant to the covenants contained in the GE Facility, the Company's total capital expenditures for fiscal year 2002 were established at a base level of $5 million subject to certain permitted adjustments. The Company will principally fund its capital expenditures through a combination of borrowings under its credit agreement and proceeds received in fiscal years 1999 and 2000, in connection with the prior exercise of certain previously outstanding options and warrants to acquire common stock.

           On July 15, 2002, the Company entered into a replacement $105,000,000 Credit Facility led by General Electric Capital Corporation, as Administrative Agent (the "GE Facility"). The GE Facility provides a $97,000,000 revolving loan commitment (the "Revolver") with a $40,000,000 sub-limit for the issuance of letters of credit and an $8,000,000 term loan commitment (the "Term Loan"). Proceeds from the GE Facility were used to repay in full all amounts outstanding under the previous revolving credit facility with Citibank, N.A. and are being used for working capital, capital expenditures and general corporate purposes. Obligations under the GE Facility are secured by a first priority and perfected lien on substantially all of the assets of the Company.

           Availability under the Revolver is calculated as a percentage of eligible inventory (including undrawn documentary letters of credit) and Barneys private label credit card receivables, less certain reserves. The Term Loan, which was fully funded on the closing date of the GE Facility, will be reduced by $425,000 each fiscal quarter commencing on November 3, 2002 but only if availability under the Revolver would exceed $15,000,000 after giving effect to such payment. The Term Loan may be optionally prepaid in whole or in part but only if availability under the Revolver exceeds $15,000,000 after giving effect to such prepayment.

           Interest rates on borrowings under the Revolver are either the Base Rate (as defined in the GE Facility) plus 1.00% or LIBOR plus 2.75%, subject to quarterly adjustment after the first year. Interest rates on the Term Loan are either the Base Rate plus 1.75% or LIBOR plus 3.50% and are subject to weekly adjustments if availability declines below $15,000,000. The GE Facility also provides for a fee of 2.25% per annum on the daily average letter of credit amounts outstanding and a commitment fee of 0.50% on the unused portion of the facility.

           In connection with the origination of the GE Facility, the Company incurred fees of approximately $1,300,000. Such fees are being amortized over the life of the GE Facility as interest and financing costs. The unamortized portion of these fees is included in Other Assets. The unamortized fees of approximately $600,000, associated with the prior revolving credit facility, were written off in the current period and are included in Interest expense.

           The GE Facility contains financial covenants relating to net worth, earnings (specifically, earnings before interest, taxes, depreciation and amortization ("EBITDA")) and capital expenditures as outlined below. With the exception of the capital expenditures covenant, which is a covenant measured on an annual basis, the covenants discussed herein are required to be measured on a quarterly basis.

                     Minimum consolidated net worth. As of the last day of every fiscal quarter, starting with the first fiscal quarter of 2002, consolidated net worth shall not be less than certain minimum amounts. The minimum amount at the end of Fiscal 2002 is $132,000,000; $136,000,000 at the close of Fiscal 2003;
and $147,000,000 at the close of Fiscal 2004.

                     Minimum consolidated EBITDA. As of the last day of every fiscal quarter (for the defined trailing periods), starting with the first fiscal quarter of 2002, EBITDA shall not be less than certain minimum amounts, subject to escalation during the fiscal year. The minimum amount at the end of Fiscal 2002 is $16,000,000; $25,000,000 at the close of Fiscal 2003; and
$28,000,000 at the close of Fiscal 2004.

                     Capital expenditures. The Company's total capital expenditures for Fiscal 2002 were established at $5,000,000, and are subject to upward adjustment if certain conditions are met. For Fiscal 2003 and beyond, the cap on capital expenditures is $10,000,000 subject to upward adjustment.

           In addition to the above, the Company is subject to a 30 day clean-down provision within the 90 day period commencing December 1 of each year wherein the Company's outstanding revolving loans and letter of credit obligations may not exceed $65,000,000.

           At August 3, 2002, the Company had approximately $14,809,000 of availability under the Revolving Credit Facility, after considering $28,467,000 of loans and $32,268,000 of letters of credit outstanding.

           The GE Facility matures on the earlier to occur of (i) July 15, 2005 or (ii) the date that is 45 days prior to the date of the first scheduled payment related to the $22,500,000 Subordinated Note and the Equipment Lessors Notes if such Notes have not been satisfactorily refinanced or restructured. The first scheduled payment related to such Notes is currently due on January 28, 2004.

           Management believes that it will be in compliance with the financial covenants contained in the GE Facility for the fiscal year ending February 1, 2003. However, any material deviations from the Company's forecasts could require the Company to seek waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.


NEW ACCOUNTING PRONOUNCEMENTS

           In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including excess reorganization value. Among other things, SFAS No. 142 requires that goodwill no longer be amortized, but rather be tested annually for impairment. The Company is testing excess reorganization value for impairment using the two-step process prescribed in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of impairment. This statement is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company has adopted SFAS No. 142 effective this fiscal year.

            The Company has completed the first step of the initial required impairment tests determining that the reporting unit with Excess reorganization value of approximately $149.4 million must undergo the second step of the impairment testing process that could result in an impairment of the Excess reorganization value. The fair value determined in the first step was based on a measurement date of February 3, 2002. The Company expects to complete the second step by February 1, 2003 and the impairment charge, if any, will be reflected as the cumulative effect of a change in accounting principles. As the Company has not yet completed the second step, it has not determined what the effect of these tests will be on its earnings and financial position. In addition to the transitional test discussed above, the Company will also be required to complete its annual goodwill impairment test later in fiscal 2002 and there can be no assurance that this will not lead to impairment charges in excess of any that might be required in connection with the transitional testing.

           If Excess reorganization value had not been amortized in 2001, the Company's adjusted net loss and loss per share would have been as follows:

                              Three months ended August 4, 2001       Six months ended August 4, 2001
                              ----------------------------------     -----------------------------------
                                                  Basic and                               Basic and
                                                 Diluted Loss                            Diluted Loss
                                 Net Loss         Per Share              Net Loss         Per Share
                              ---------------- -----------------     ----------------- -----------------
As Reported                      $    (3,860)      $  (0.28)           $    (7,161)      $   (0.52)

Amortization of Excess
      Reorganization Value            (2,198)         (0.16)                (4,395)          (0.32)
                              ---------------- -----------------     ----------------- -----------------

As Adjusted                      $    (1,662)      $  (0.12)           $    (2,766)      $   (0.20)
                              ================ =================     ================= =================

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the reported market risks since the end of the most recent fiscal year.



ITEM 4.    CONTROLS AND PROCEDURES

           There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls in connection with the preparation of this Quarterly Report.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           On or about July 31, 2002, an individual filed a class action complaint in the Superior Court for the State of California, County of San Diego, North Country Division, entitled Maggie B. MacBeth, on behalf of herself and others similarly situated v. Barneys New York and Does 1 to 20 et al. The Complaint alleges two causes of action for purported violations of California's Civil Code and Business and Professions Code relating to the alleged requesting by the Company of certain information. The Complaint seeks relief on a class basis under the statutes permitting a plaintiff to recover fines up to a maximum of $250 for the first violation and up to $1,000 for each subsequent violation, in the discretion of the Court, and such other damages which each member of the class may have suffered as a result of the Company's alleged conduct. The Complaint further seeks an accounting as well as injunctive relief with respect to the alleged practices. Certification of the class and attorneys fees is sought as well. The Company is reviewing the lawsuit and believes that the Complaint is without merit. The Company believes that it has substantial defenses to the claims and plans to vigorously defend the lawsuit. In management's judgement, based in part on consultation with legal counsel, this case is not expected to have a material adverse effect on the Company's financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)      The Annual Meeting of Stockholders of the Company was held on June 19,
         2002.

(b) Each of the Directors listed in item (c) below was elected a Director at the Annual Meeting for a one-year term.

(c) Voting for the election of directors of the Company to serve until the next Annual Meeting:

                                       FOR                    WITHHELD
                                                              (including broker
                                                               non-votes)

  Shelley F. Greenhaus            9,546,309                          645
  John Halpern                    9,546,309                          645
  Yasuo Okamoto                   9,546,309                          645
  Allen I. Questrom               9,546,309                          645
  Howard Socol                    9,546,309                          645
  Carl Spielvogel                 9,546,309                          645
  David A. Strumwasser            9,546,309                          645
  Robert J. Tarr, Jr.             9,546,309                          645
  Douglas P. Teitelbaum           9,546,309                          645
  Steven A. Van Dyke              9,546,309                          645


Other Matters:

9,546,385 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending February 1, 2003, with 471 shares voted against, 98 abstentions and no broker non-votes. Reference is made to the Company's Proxy Statement dated May 2, 2002 for its 2002 Annual Meeting for additional information concerning the matters voted on at the meeting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit No.                          Description

           10.1 Credit Agreement, among Barney's Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp. and Barneys America (Chicago) Lease Corp., as Borrowers, the Lenders party thereto, and General Electric Capital Corporation, as the Administrative Agent for such lenders ("GE Capital"), dated as of July 15, 2002 (the "Credit Agreement")

           10.2 Guaranty by Barneys New York, Inc. in favor of GE Capital, dated as of July 15, 2002

           10.3 Security Agreement by the Borrowers under the Credit Agreement, in favor of GE Capital, dated as of July 15, 2002

           10.4 Pledge Agreement by the Borrowers under the Credit Agreement, in favor of GE Capital, dated as of July 15, 2002

           10.5 Security Agreement by Barneys New York, Inc. in favor of GE Capital, dated as of July 15, 2002

           10.6 Pledge Agreement by Barneys New York, Inc. in favor of GE Capital, dated as of July 15, 2002

           10.7 Intellectual Property Security Agreement by the Borrowers under the Credit Agreement, in favor of GE Capital, dated as of July 15, 2002

           99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

           99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002


(b) The Company did not file any reports on Form 8-K during the quarter ended August 3, 2002.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 17, 2002

                                        BARNEYS NEW YORK, INC.

                                        By: /s/ Steven M. Feldman
                                            -----------------------------------
                                            Name: Steven M. Feldman
                                            Title: Executive Vice President,
                                                   Chief Financial Officer

I, Howard Socol, certify that:


1.         I have reviewed this quarterly report on Form 10-Q of Barneys New
           York, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





Date: September 17, 2002

                                         /s/ Howard Socol
                                         ------------------------------
                                         Howard Socol
                                         Chief Executive Officer

I, Steven M. Feldman, certify that:


1.         I have reviewed this quarterly report on Form 10-Q of Barneys New
           York, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





Date: September 17, 2002

                                             /s/ Steven M. Feldman
                                             ------------------------------
                                             Steven M. Feldman
                                             Executive Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

        Exhibit No.                          Description
        -----------                          -----------

           10.1 Credit Agreement, among Barney's Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp. and Barneys America (Chicago) Lease Corp., as Borrowers, the Lenders party thereto, and General Electric Capital Corporation, as the Administrative Agent for such lenders ("GE Capital"), dated as of July 15, 2002 (the "Credit Agreement")

           10.2 Guaranty by Barneys New York, Inc. in favor of GE Capital, dated as of July 15, 2002

           10.3 Security Agreement by the Borrowers under the Credit Agreement in favor of GE Capital, as the Administrative Agent, dated as of July 15, 2002

           10.4 Pledge Agreement by the Borrowers under the Credit Agreement in favor of GE Capital, as the Administrative Agent, dated as of July 15, 2002

           10.5 Security Agreement by Barneys New York, Inc. in favor of GE Capital, dated as of July 15, 2002

           10.6 Pledge Agreement by Barneys New York, Inc. in favor of GE Capital, dated as of July 15, 2002

           10.7 Intellectual Property Security Agreement by the Borrowers under the Credit Agreement in favor of GE Capital, as the Administrative Agent, dated as of July 15, 2002

           99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

           99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002