Form 10-Q
period 2002-11-02
BARNEYS NEW YORK INC
filed 2002-12-17
CIK 1087414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
  { X } Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2002 or

  {   }         Transition report pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934

For the transition period from   ______________ to ________________

Commission File Number - 0-26229


                             BARNEYS NEW YORK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                        13-4040818
   -------------------------------                         ----------------
   (State or other jurisdiction of                         (I.R.S. employer
    incorporation or organization)                      identification number)


  575 Fifth Avenue, New York, New York                        10017
----------------------------------------                    ----------
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

           As of December 13, 2002 there were 13,903,227 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                         QUARTER ENDED NOVEMBER 2, 2002

                                Table of Contents

                                                                                            Page No.
                                                                                            --------
PART I.         FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

           Condensed consolidated statements of operations - Three and nine months
                ended November 2, 2002 and November 3, 2001                                     3

           Condensed consolidated balance sheets - November 2, 2002 and
                February 2, 2002                                                                4

           Condensed consolidated statements of cash flows - Nine months
                ended November 2, 2002 and November 3, 2001                                     5

           Notes to condensed consolidated financial statements - November 2, 2002              6

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                            10

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk                     17

ITEM 4.         Controls and Procedures                                                        17

PART II.        OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K                                              18




SIGNATURES                                                                                     19


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             NOVEMBER 2,       NOVEMBER 3,       NOVEMBER 2,      NOVEMBER 3,
                                                                2002              2001               2002             2001
                                                           ----------------  ----------------   ---------------  ---------------
Net sales                                                   $      103,299    $       89,408     $     277,378    $     268,623
Cost of sales                                                       57,050            52,785           148,503          149,972
                                                           ----------------  ----------------   ---------------  ---------------
          Gross profit                                              46,249            36,623           128,875          118,651

Expenses:

  Selling, general and administrative expenses
   (including occupancy costs)                                      39,739            38,820           113,713          115,704
  Depreciation and amortization                                      2,660             4,670             7,914           13,903
  Other income - net                                                (1,596)           (1,204)           (4,463)          (3,829)
                                                           ----------------  ----------------   ---------------  ---------------
         Income (loss) before interest and
           financing costs and income taxes                          5,446            (5,663)           11,711           (7,127)
Interest and financing costs, net of interest income                 2,471             2,581             8,501            7,873
                                                           ----------------  ----------------   ---------------  ---------------
          Income (loss) before income taxes                          2,975            (8,244)            3,210          (15,000)

Income taxes                                                            98               204               294              610
                                                           ----------------  ----------------   ---------------  ---------------
          Net income (loss)                                 $        2,877    $       (8,448)    $       2,916    $     (15,610)
                                                           ================  ================   ===============  ===============
Basic and diluted net income (loss) per                     $         0.21    $        (0.61)    $        0.21    $       (1.12)
  share of common stock                                    ================  ================   ===============  ===============
Weighted average number of shares of common
     stock outstanding                                              13,903            13,903            13,903           13,903
                                                           ================  ================   ===============  ===============



   The accompanying notes are an integral part of these financial statements.

                    Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                    NOVEMBER 2,          FEBRUARY 2,
                                                                                       2002                 2002
                                                                                 ------------------  ------------------
Assets
Current assets:
    Cash and cash equivalents                                                     $          5,511    $         10,835
    Restricted cash                                                                              -                 200
    Receivables, less allowances of $4,505 and $4,488                                       31,179              26,689
    Inventories                                                                             63,364              52,449
    Other current assets                                                                     8,051               8,616
                                                                                 ------------------  ------------------
          Total current assets                                                             108,105              98,789
Fixed assets at cost, less accumulated depreciation
     and amortization of $34,444 and $26,530                                                51,986              50,141
Excess reorganization value                                                                149,439             149,439
Other assets                                                                                 1,468               1,454
                                                                                 ------------------  ------------------
          Total assets                                                            $        310,998    $        299,823
                                                                                 ==================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                          $          1,700    $             -
    Accounts payable                                                                        18,641              23,634
    Accrued expenses                                                                        30,261              32,246
                                                                                 ------------------  ------------------
          Total current liabilities                                                         50,602              55,880
Long-term debt                                                                              92,809              81,048
Other long-term liabilities                                                                 17,549              15,773
Series A Redeemable Preferred Stock - Aggregate liquidation preference $2,000                  500                 500

Shareholders' equity:
    Common stock--$.01 par value; authorized
         25,000,000 shares--shares issued 13,903,227 and 13,903,227                            139                 139
    Additional paid-in capital                                                             166,390             166,390
    Retained deficit                                                                       (16,991)            (19,907)
                                                                                 ------------------  ------------------
          Total shareholders' equity                                                       149,538             146,622
                                                                                 ------------------  ------------------
Total liabilities and shareholders' equity                                        $        310,998    $        299,823
                                                                                 ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                 (In thousands)

                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                    NOVEMBER 2,        NOVEMBER 3,
                                                                        2002              2001
                                                                 ----------------- ------------------
Cash flows from operating activities:
Net income (loss)                                                 $         2,916   $        (15,610)
Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Depreciation and amortization                                         8,939             14,736
      Write-off of unamortized bank fees                                      641                  -
      Deferred rent                                                         1,774              2,614
(Increase) decrease in:
     Receivables                                                           (4,490)               235
     Inventories                                                          (10,915)            (3,948)
     Other current assets                                                     565                409
(Decrease) increase in:
     Accounts payable and accrued expenses                                 (6,878)            (7,146)
                                                                 ----------------- ------------------
          Net cash used in operating activities                            (7,448)            (8,710)
                                                                 ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions                                                      (9,760)            (7,759)
Reduction in restricted cash                                                  200                  -
                                                                 ----------------- ------------------
          Net cash used in investing activities                            (9,560)            (7,759)
                                                                 ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan origination costs                                                     (1,458)                 -
Proceeds from debt                                                        338,690            304,113
Repayments of debt                                                       (325,548)          (292,658)
                                                                 ----------------- ------------------
          Net cash provided by financing activities                        11,684             11,455
                                                                 ----------------- ------------------

Net decrease in cash and equivalents                                       (5,324)            (5,014)
Cash and equivalents - beginning of period                                 10,835             17,369
                                                                 ----------------- ------------------
Cash and equivalents - end of period                              $         5,511   $         12,355
                                                                 ================= ==================


   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

           Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 2, 2002 are not necessarily indicative of the results for the entire year. References herein to "2002" are for the 52 weeks ending February 1, 2003.

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



(2)        Long-Term Debt

           Long-Term Debt consisted of the following at:

         (000's)                                     November 2, 2002              February 2, 2002
                                                ---------------------------------------------------------
         GE Facility                                  $      35,021                 $            -
         Revolving Credit Facility                                -                         23,581
         $22,500 Subordinated Note                           21,999                         21,678
         Equipment Lessors Notes                             35,789                         35,789
                                                ------------------------      ---------------------------
         Total                                        $      92,809                 $       81,048
                                                ========================      ===========================


           In addition, $27,751,000 was committed under unexpired letters of credit at November 2, 2002, under the GE Facility (as defined below). As of November 2, 2002, the Company was in compliance with each of the covenants contained in the GE Facility.

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

           In connection with the origination of the GE Facility, the Company incurred fees of approximately $1,500,000. Such fees are being amortized over the life of the GE Facility as interest and financing costs. The unamortized portion of these fees is included in Other Assets. The unamortized fees of approximately $600,000, associated with the prior revolving credit facility, were written off in the second quarter and are included in Interest expense.

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

           At November 2, 2002, the Company had approximately $27,033,000 of availability under the GE Facility, after considering $36,721,000 of loans and $27,751,000 of letters of credit outstanding.

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


(3)        Income Taxes

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. In 2002, the Company has not recorded a provision for federal income taxes as there are sufficient net operating loss carry-forwards available to offset current earnings. A federal income tax benefit was not recorded in 2001, as the future use of net operating losses generated in that period was uncertain. In the respective periods, however, the Company has provided income taxes principally for state, local and franchise taxes.

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

           Options to acquire an aggregate of 1,734,464 and 1,965,458 shares of common stock were not included in the computation of diluted earnings per common share for the three and nine months ended November 2, 2002, and November 3, 2001, respectively, as including them would have been anti-dilutive.

           As of November 2, 2002, the Company's common stock was not actively traded.

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

              If Excess reorganization value had not been amortized in 2001, the Company's adjusted net loss and loss per share would have been as follows:

                                              Three months ended                      Nine months ended
                                               November 3, 2001                        November 3, 2001
                                      ----------------------------------     -----------------------------------
                                                          Basic and                               Basic and
                                                         Diluted Loss                            Diluted Loss
                                         Net Loss         Per Share              Net Loss          Per Share
                                      ---------------- -----------------     ----------------- -----------------
As Reported                              $    (8,448)      $  (0.61)          $    (15,610)      $   (1.12)

Amortization of Excess
      Reorganization Value                    (2,198)         (0.16)                (6,593)          (0.47)
                                      ---------------- -----------------     ----------------- -----------------

As Adjusted                              $    (6,250)      $  (0.45)          $     (9,017)      $   (0.65)
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

(6)        Other

           On or about July 31, 2002, an individual filed a class action complaint against the Company in the Superior Court for the State of California, County of San Diego. The Complaint alleges two causes of action for purported violations of California's Civil Code and Business and Professions Code relating to the alleged requesting by the Company of certain information. The Company is reviewing the lawsuit and believes that the Complaint is without merit. The Company believes that it has substantial defenses to the claims and plans to vigorously defend the lawsuit. In management's judgment, based in part on consultation with legal counsel, this case is not expected to have a material adverse effect on the Company's financial position.



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

Three Months Ended November 2, 2002 Compared to the Three Months Ended November 3, 2001

           Net sales for the three months ended November 2, 2002 were $103.3 million compared to $89.4 million a year ago, an increase of 15.5%. Comparable store sales increased 14.9%. The sales in the year ago period were adversely impacted by the business disruption caused by the September 11th terrorist attacks and the indirect impact the attacks had on consumer spending and tourism.

           Gross profit on sales increased 26.3% to $46.2 million for the three months ended November 2, 2002 from $36.6 million in the three months ended November 3, 2001. This increase is primarily due to the sales increase discussed above and reduced promotional selling. As a result, gross profit as a percentage of net sales was 44.8% for the three months ended November 2, 2002 compared to 41.0% in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, increased 2.4% in the three-month period ended November 2, 2002 to $39.7 million from $38.8 million in the three month period ended November 3, 2001. This increase is primarily attributed to: higher variable selling costs including commissions and credit card fees, which combined increased $0.7 million; a significant increase in annual property insurance premiums ($0.3 million impact to the quarter); and increased occupancy and related costs principally as a result of higher real estate taxes and the costs of operating one new store in the period ($0.4 million). These increases were partially offset in the period by the remaining $0.3 million savings related to the one-time concession received by the Company related to a renegotiated collective bargaining agreement and the continued benefit of various prior fiscal year and current expense reduction initiatives which included, among other things, re-bidding products and services, and general reductions in consumption of products and services including office supply and telephone usage and training. Particularly as a result of the significant sales growth and the fixed nature of certain of the Company's operating expenses, selling, general and administrative expenses decreased to 38.5% of sales in the three months ended November 2, 2002 from 43.4% in the three months ended November 3, 2001.

           Depreciation and amortization decreased 43.0% in the three-month period ended November 2, 2002 to $2.7 million from $4.7 million in the prior year period as a result of the non-amortization provisions of goodwill contained in FASB Statement No. 142, Goodwill and Other Intangible Assets.

           Interest expense decreased 4.3% in the three months ended November 2, 2002 to $2.5 million from $2.6 million in the prior year. While average borrowings declined approximately $4.4 million from the year ago period, the effective interest rate was higher, principally as a result of the higher interest rate associated with the outstanding amount under the Term Loan. Average borrowings under the credit facility, in effect at the time, for the three months ended November 2, 2002 and November 3, 2001 were $36.1 million and $40.5 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt, inclusive of amortization of bank fees and unused line fees, was 8.75% in the three months ended November 2, 2002 compared to 8.5% in the comparable period of the prior year.

           The Company's net income for the three months ended November 2, 2002 was $2.9 million compared to a net loss of $8.4 million for the three months ended November 3, 2001. Basic and diluted net income per common share for the three months ended November 2, 2002 was $0.21. Basic and diluted net loss per common share for the three months ended November 3, 2001 was $0.61.



Nine months Ended November 2, 2002 Compared to the Nine months Ended November 3, 2001

           Net sales for the nine months ended November 2, 2002 were $277.4 million compared to $268.6 million a year ago, an increase of 3.3%. Comparable store sales increased approximately 3.1%. While the retail selling environment continues to be challenging, the year over year results benefited from the significant sales increase experienced in the third quarter against the sales in the year ago period which were adversely impacted by the business disruption caused by the September 11th terrorist attacks and the indirect impact the attacks had on consumer spending and tourism.

           Gross profit on sales increased 8.6% to $128.9 million for the nine months ended November 2, 2002 from $118.7 million in the nine months ended November 3, 2001, due to reduced markdowns and improved shortage results. As a result, gross profit as a percentage of net sales was 46.5% for the nine months ended November 2, 2002 compared to 44.2% in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, decreased 1.7% in the nine month period ended November 2, 2002 to $113.7 million from $115.7 million in the nine month period ended November 3, 2001. This decline was primarily a result of a $2.0 million reduction in personnel and related costs. Approximately $0.8 million of these savings is the result of a one-time concession received by the Company related to a renegotiated collective bargaining agreement. The remaining reduction is primarily the benefit of the personnel reductions, reductions in hours worked and modifications to certain ancillary benefits implemented in Fiscal 2001 partially offset by higher commission costs in line with the increased sales. Various additional savings of approximately $1.7 million reflect the benefit of the range of prior fiscal year and current expense reduction initiatives which included, among other things, re-bidding products and services, and general reductions in consumption of products and services including office supply and telephone usage. The above combined savings were in part offset by higher variable operating costs commensurate with higher sales, increased professional fees of $0.2 million, increased insurance premiums of $0.3 million and increased occupancy and related costs of $0.7 million, principally as a result of higher real estate taxes and the costs attributed to operating one new store in the period. Selling, general and administrative expenses were 41.0% of sales in the nine months ended November 2, 2002 as compared to 43.1% in the nine months ended November 3, 2001.

           Depreciation and amortization expense decreased 43.1% in the nine-month period ended November 2, 2002 to $7.9 million from $13.9 million in the prior year period as a result of the non-amortization provisions of goodwill contained in FASB Statement No. 142, Goodwill and Other Intangible Assets.

           Interest expense includes a $0.6 million write-off of the unamortized fees associated with the prior revolving credit facility which was replaced in the second quarter. Excluding such amount, interest expense was approximately $7.9 million in both periods. While average borrowings declined approximately $4.4 million from the year ago period, the effective interest rate was higher, principally as a result of the amortization of the additional fees paid in connection with the prior amendment to the previous credit agreement in December 2001. Average borrowings under the credit facility, in effect at the time, for the nine months ended November 2, 2002 and November 3, 2001 were $32.6 million and $37.0 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt, inclusive of amortization of bank fees and unused line fees, was 10.6% in the nine months ended November 2, 2002 compared to 9.9% in the comparable period of the prior year.

           Other income for the nine months ended November 2, 2002, which primarily includes finance charge income in connection with the Company's Private label credit card, includes $0.4 million related to the assignment of a subsidiary's interest in a trademark unrelated to the Company's business.

           The Company's net income for the nine months ended November 2, 2002 was $2.9 million compared to a net loss of $15.6 million for the nine months ended November 3, 2001. Basic and diluted net income (loss) per common share for the nine months ended November 2, 2002 and November 3, 2001 were $0.21 and $(1.12), respectively.


LIQUIDITY AND CAPITAL

Liquidity and Capital Resources

           Cash used by operations for the nine months ended November 2, 2002 was approximately $7.4 million compared to cash used by operations of $8.7 million in the year ago period. This decrease is a result of the improvement in earnings offset by increased working capital requirements related to inventories and accounts receivable. The Company's working capital was $57.5 million at November 2, 2002 compared to $42.9 million at February 2, 2002. The Company's primary source of liquidity has been borrowings under its various credit facilities, although such reliance is easing with the improving operating results.

           The Company incurred capital expenditures of $9.8 million during the nine months ended November 2, 2002 due to reconfigurations and improvements in existing stores, particularly the expansion of various businesses in the Madison Avenue flagship store including fragrance and cosmetics, women's accessories, lingerie and shoes, and men's sportswear as well as the opening of one new Co-Op Store in New York City. In addition, the current year includes amounts related to the replacement of all point of sale registers in the existing stores. Pursuant to the covenants contained in the GE Facility, the Company's total capital expenditures for fiscal year 2002 were established at a base level of $5 million subject to certain permitted adjustments. The Company has principally funded its capital expenditures through a combination of borrowings under its current and prior credit agreement and the use of cash received in fiscal years 1999 and 2000, in connection with the prior exercise of certain previously outstanding options and warrants to acquire common stock.

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

           In connection with the origination of the GE Facility, the Company incurred fees of approximately $1,500,000. Such fees are being amortized over the life of the GE Facility as interest and financing costs. The unamortized portion of these fees is included in Other Assets. The unamortized fees of approximately $600,000, associated with the prior revolving credit facility, were written off in the second quarter and are included in Interest expense.

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

           At November 2, 2002, the Company had approximately $27,033,000 of availability under the GE Facility, after considering $36,721,000 of loans and $27,751,000 of letters of credit outstanding.

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

           If Excess reorganization value had not been amortized in 2001, the Company's adjusted net loss and loss per share would have been as follows:

                                          Three months ended                        Nine months ended
                                           November 3, 2001                          November 3, 2001
                                    ----------------------------------     -----------------------------------
                                                        Basic and                               Basic and
                                                       Diluted Loss                            Diluted Loss
                                       Net Loss          Per Share              Net Loss          Per Share
                                    ---------------- -----------------     ----------------- -----------------
As Reported                            $    (8,448)      $  (0.61)          $    (15,610)      $   (1.12)

Amortization of Excess
      Reorganization Value                  (2,198)         (0.16)                (6,593)          (0.47)
                                    ---------------- -----------------     ----------------- -----------------

As Adjusted                            $    (6,250)      $  (0.45)          $     (9,017)      $   (0.65)
                                    ================ =================     ================= =================

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the reported market risks since the end of the most recent fiscal year.



ITEM 4.        CONTROLS AND PROCEDURES


                     (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including its principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

                     Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

                     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

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


(b) The Company did not file any reports on Form 8-K during the quarter ended November 2, 2002.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  December 17, 2002

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

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 17, 2002
                                            /s/ Howard Socol
                                            -----------------------------------
                                            Howard Socol
                                            Chief Executive Officer

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

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 17, 2002
                                            /s/ Steven M. Feldman
                                            ------------------------------
                                            Steven M. Feldman
                                            Chief Financial Officer

                                  EXHIBIT INDEX



      Exhibit No.                            Description
      -----------                            -----------

        99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002