Form 10-K
period 2003-02-01
BARNEYS NEW YORK INC
filed 2003-05-02
CIK 1087414

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year-ended February 1, 2003.

                                           or

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to _______


                         Commission file number: 0-26229


                             BARNEYS NEW YORK, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                                   13-4040818
-------------------------------------  -----------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)


           575 FIFTH AVENUE                               10017
          NEW YORK, NEW YORK
------------------------------------------  ------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


         Registrant's telephone number, including area code: (212) 450-8700


           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
    Title of Each Class                                 on Which Registered

          NONE


          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]


                            [Cover page 1 of 2 pages]

The common stock of the registrant is quoted on the Nasdaq Over-The-Counter Bulletin Board service. The common stock of the registrant is only traded on a limited or sporadic basis and there is no established public trading market for such common stock. As of August 2, 2002, the aggregate market value of the registrant's voting common equity held by non-affiliates of the registrant, based on the $3.675 last average bid and asked price of the common stock on August 2, 2002, as reported on the Over-the-Counter Bulletin Board service, was approximately $11.8 million. For purposes of this computation, shares of common stock of the registrant beneficially owned by each officer and director of the registrant and by each of Whippoorwill Associates, Inc. (on behalf of its Discretionary Accounts) and Bay Harbour Management L.C. (on behalf of its Managed Accounts) and their respective affiliates are deemed to be beneficially owned by affiliates. Such determination should not be deemed an admission that such officers, directors and such other beneficial owners of common stock of the registrant are, in fact, affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [_]

On April 21, 2003, the registrant had outstanding 14,103,227 shares of common stock, par value $0.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:


Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on June 20, 2003 are incorporated by reference into Part III of this report.




                            [Cover page 2 of 2 pages]

Item 1.              Business............................................................................................1

Item 2.              Properties..........................................................................................7

Item 3.              Legal Proceedings...................................................................................7

Item 4.              Submission of Matters to a Vote of Security Holders.................................................8

Item 5.              Market for Registrant's Common Equity and Related Stockholder Matters..............................10

Item 6.              Selected Financial Data............................................................................11

Item 7.              Management's Discussion and Analysis of Financial Condition and Results of Operations..............15

Item 8.              Financial Statements and Supplementary Data........................................................35

Item 9.              Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...............35

Item 10.             Directors and Executive Officers of the Registrant.................................................36

Item 11.             Executive Compensation.............................................................................36

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....36

Item 13.             Certain Relationships and Related Transactions.....................................................38

Item 14.             Controls and Procedures............................................................................38

Item 15.             Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................39


Unless otherwise expressly stated herein or the context otherwise requires, all references in this Form 10-K to (i) "Holdings" refer to Barneys New York, Inc., a Delaware corporation and the sole shareholder of Barney's, Inc., a New York corporation, (ii) "Barney's, Inc." refer to such New York corporation and (iii) "Barneys," "we," "us," "our," "our company" or "the company" refer to Holdings and its direct and indirect subsidiaries, including Barney's, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings),
Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of future store openings and capital expenditures, the likelihood of our success in expanding our business, financing plans, working capital needs and sources of liquidity.

Forward-looking statements are only estimates or predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for the merchandise we sell, the introduction of new merchandise, store opening costs, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

           o          the continued appeal of luxury apparel and merchandise;

           o          economic conditions and their effect on consumer spending;

           o our dependence on our relationships with certain designers;

           o our ability and the ability of our designers to design and introduce new merchandise that appeals to consumer tastes and demands;

           o          events and conditions in the New York City area;

           o new competitors entering the market or existing competitors expanding their market presence;

           o          our ability to accurately predict our sales;

           o the continued service of our key executive officers and managers;

           o          our being controlled by our principal stockholders;

           o our ability to enforce our intellectual property rights and defend infringement claims;

           o          interruptions in the supply of the merchandise we sell;

           o          changing preferences of our customers;

           o          our ability to borrow additional funds;

           o          our substantial indebtedness;

           o significant operating and financial restrictions placed on us by the indenture governing Barney's, Inc.'s 9% senior secured notes and our credit facility; and

           o other factors referenced in this 10-K, including those set forth under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

We believe the forward-looking statements in this Form 10-K are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

We are a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. We provide our customers with a wide variety of merchandise across a broad range of prices, including a diverse selection of Barneys label merchandise. Our preferred arrangements with established and emerging designers, combined with our creative merchandising, store designs and displays, advertising campaigns, publicity events and emphasis on customer service, have positioned us as a pre-eminent retailer of men's and women's fashion, cosmetics, jewelry and home furnishings.

We operate 20 inter-related stores in the United States under the "Barneys New York" trade name which cater to fashion-conscious customers. These stores include three flagship stores in prime retail locations in New York, Beverly Hills and Chicago, and three smaller regional stores in Manhasset, NY, Seattle, WA and Chestnut Hill, MA. Our two CO-OP Barneys New York stores in New York City are an extension of the CO-OP departments in our flagship stores. They cater to customers seeking contemporary, urban casual apparel and accessories. Our 12 outlet stores cater to budget-minded yet fashion-conscious customers. In addition, our noted semi-annual warehouse sale events in New York City and Santa Monica, California enable us to sell our end-of-the-season residual merchandise and extend the Barneys New York brand to a wider range of customers. We have entered into a licensing arrangement pursuant to which a third party operates two retail stores in Japan and a single in-store department in Singapore, all under the "Barneys New York" name.

We drive sales by providing our customers with a carefully edited selection of high-fashion quality merchandise from leading and emerging designers. Our merchandising philosophy reflects a variety of fashion viewpoints and a culture of seeking out creative and innovative products. It has established Barneys as a premiere destination for fashion-conscious customers. We also strive to enhance our sales by expanding and reallocating existing space within our stores, attracting new customers, building upon our strong existing customer relationships and selectively increasing the number of our stores. Our experienced management team, led by Howard Socol (the former Chairman and Chief Executive Officer of Burdines, a division of Federated Department Stores, Inc.), emphasizes disciplined financial management throughout our operations. We carefully monitor and have significantly reduced operating costs through a variety of initiatives, including a rationalization of personnel hours, a reduction in the number of our administrative employees and the renegotiation of supply, service and benefit plan contracts.

We were founded in 1923 under the name "Barney's Clothes, Inc." Barneys consummated a plan of reorganization under Chapter 11 of the Bankruptcy Code on January 28, 1999. Pursuant to the plan, Holdings was formed and all the equity interests in Barney's, Inc. were transferred to Holdings, making Barney's, Inc. a wholly-owned subsidiary of Holdings. Holdings has no independent operations and its primary asset consists of shares of Barney's, Inc.

BUSINESS STRENGTHS

Strong Designer Relationships. We are a preferred distribution channel for such leading designers as Giorgio Armani, Manolo Blahnik, Marc Jacobs, Prada, Jil Sander and Ermenegildo Zegna. We were the first to introduce a number of designers (including both Giorgio Armani and Prada) into the high-fashion market in the United States. Our stores are also a showcase for emerging designers, whom we identify and help to develop. By cultivating strong relationships with emerging designers, we are able to introduce their merchandise to the high-fashion market, often on an initially exclusive basis. We further strengthen our relationships with both established and emerging designers through design and product suggestions and by providing them with detailed feedback on their collections that we gather from our customers.

Barneys Label Merchandise. We complement our designer merchandise with a diverse selection of Barneys label merchandise, including ready-to-wear apparel, handbags, shoes, dress shirts, ties and sportswear. Barneys label merchandise is manufactured by independent third parties according to our specifications, and we are intensively involved in all aspects of the design and manufacture of this collection. This merchandise complements and is of comparable quality to our designer merchandise. Our Barneys label merchandise constituted approximately 15% of our net sales for our fiscal year ended February 1, 2003, is generally less expensive than our designer merchandise and generates higher margins.

Strong Brand Image. We benefit greatly from the strong Barneys New York brand image as a fashion leader, which we have developed during the past three decades. We believe that our brand image is further enhanced through our consistently creative and innovative merchandising, store designs and displays (including our renowned flagship store windows), advertising campaigns and publicity events, all of which emphasize taste, luxury and humor. Our flagship stores reflect the luxury and distinct style of the merchandise we sell and establish and promote the Barneys New York brand image as a pre-eminent retailer of men's and women's fashion. In addition to our direct advertising, we receive frequent press coverage from independent publications, which feature our merchandise and report our launches of new collections and new designers, further strengthening our brand image.

Relationship-Driven Customer Service. We maintain a strong focus on providing consistently high levels of service to our customers. Our sales associates, particularly those at our flagship stores, maintain customer profile books to serve specific customers better by providing merchandise suggestions tailored to their personal tastes and by making them aware of new merchandise and sales events. These sales associates also receive extensive in-house product training and participate in vendor clinics to familiarize themselves with the styles, fabrics and workmanship of our designer collections. In addition, our customer loyalty program provides incentives to customers who use our proprietary credit card.

Prime Store Locations. The location of our flagship stores in prime retail locations (Madison Avenue in New York City, Wilshire Boulevard off Rodeo Drive in Beverly Hills and Oak Street in Chicago) contributes to the strong Barneys New York brand image. We believe that our three flagship stores are premiere destinations for fashion-conscious customers. All of our flagship stores are leased under long-term leases, with initial terms ranging from ten to twenty years and multiple ten-year renewal options.

Proven Management Team. We have a strong and dedicated management team with significant experience in the upscale fashion market and retailing industry. Our Chief Executive Officer, Howard Socol, brings more than 30 years of industry experience to Barneys. Mr. Socol previously served as Chairman and Chief Executive Officer of Burdines Department Stores from 1984 to 1997. During that time, Burdines' business expanded from 25 stores as of January 28, 1984 to 48 stores as of February 1, 1997 and its sales grew from approximately $692 million in 1984 to approximately $1.3 billion in 1996. Additionally, Thomas Kalenderian, our Executive Vice-President -- Men's Merchandising, has been with us for 22 years, and Judith Collinson, our Executive Vice-President -- Women's Merchandising, has been with us for 15 years. During their tenure with Barneys, Mr. Kalenderian and Ms. Collinson have been instrumental in developing and implementing our merchandising strategy, including our relationships with designers and the design and procurement of Barneys label merchandise.

BUSINESS STRATEGY

Our business strategy is focused on increasing comparable store sales, reducing operating expenses and selectively expanding our store base.

Increase Comparable Store Sales. We are focused on maximizing the profitability of existing space, particularly in our flagship stores. We constantly consider opportunities to reallocate floor space to merchandise that can provide higher sales per square foot or higher profit margins. For example, in October 2001 we moved the restaurant in our New York City flagship store from the lower level to the then unused ninth floor. This enabled us to expand our main floor women's accessories business and to utilize the lower level space to expand our more profitable cosmetics sales area, without adversely affecting the restaurant's revenues. In June 2002 we also reallocated floor space in our New York City flagship store to expand our women's shoe department. During the fiscal year ended February 2, 2002, this department generated approximately three times more sales per square foot than the merchandise previously sold in the area that has been incorporated into our expanded women's shoe department. We plan to implement this strategy of maximizing existing space in our other flagship stores and regional and outlet locations, tailoring the enhancements to individual store sales trends and tastes. In addition, our continued focus on customer service and expanded marketing efforts, including increased advertising, are designed to increase sales to our existing customers and to attract new customers.

Reduce Operating Expenses. We have a highly-disciplined approach to managing expenses throughout our operations. Since February 2001, we have reduced fixed costs by implementing a number of expense reduction initiatives, including reducing the number of our administrative personnel (which eliminated approximately $4.3 million in annual payroll costs), rebidding repair and maintenance contracts, reducing employee benefits and reducing our packaging and general office overhead costs (which eliminated approximately $2.0 million in annual expenses). We also upgraded the inventory controls and security measures in our stores in an effort to reduce inventory shrinkage. In addition, we constantly review our operations for opportunities to implement further expense reduction initiatives.

Limited and Disciplined New Store Openings. In May 2000 we opened a new CO-OP store in the Chelsea neighborhood of New York City, and in March 2002 we opened a second new CO-OP store in the SoHo neighborhood of New York City. These stores, which are an extension of the CO-OP departments in our flagship stores, achieved aggregate net sales of $8.7 million and aggregate store level contributions of $0.6 million in the fiscal year ended February 1, 2003 (reflecting twelve months of operations for our Chelsea CO-OP store and eleven months of operations for our SoHo CO-OP store). Store level contributions equal
(a) net sales less (b) the cost of sales and store specific selling, general and administrative expenses. We will continue to evaluate opportunities to expand our CO-OP store base in a selective and financially disciplined manner. We expect to open approximately ten additional CO-OP stores over the next five years, including two stores in 2003 at a cost of between $1.0 million and $1.5 million each. We believe that the new CO-OP stores will increase customer awareness of the Barneys New York name and enhance the strong Barneys New York brand image.

RETAILING OPERATIONS

We sell to consumers primarily through three inter-related distribution channels, consisting of full-price stores, outlet stores, and warehouse sale events. While these three distribution channels differ in both size and price-points, each is merchandised in its own way, with a wide range of high-quality merchandise that generally appeals to fashion-conscious customers. Our inventory supply chain is managed throughout these three distribution channels, which are discussed in more detail below.

Full-Price Stores. We operate eight full-price stores consisting of:

           Flagship Stores -- We operate three large flagship stores in prime retail locations in New York, Beverly Hills and Chicago. The three large flagship stores establish and promote the Barneys New York brand image as a pre-eminent retailer of men's and women's fashion. These stores offer customers a wide variety of merchandise, including apparel, accessories, cosmetics and items for the home, catering to affluent, fashion-conscious customers. We also seek to ensure that the ambience of our flagship stores reflects the luxury and distinct style of the merchandise that we sell. The flagship stores in New York and Beverly Hills also include restaurants managed by third-party contractors.

           Regional Stores -- We operate three smaller regional stores in the following locations: Manhasset, NY, Seattle, WA and Chestnut Hill, MA. The three smaller regional stores, which provide a limited selection of the merchandise offered in the flagship stores, cater to similar customers as our flagship stores in more localized markets.

           CO-OP Stores -- We operate two smaller CO-OP stores in New York City. These free-standing stores are an extension of the CO-OP departments in our flagship stores and focus on providing customers with a selection of high-end, contemporary, urban casual apparel and accessories, often at price points that are slightly lower than our non-CO-OP merchandise. Similar to our CO-OP departments, our CO-OP stores offer merchandise from established and emerging designers, as well as our Barneys label.

Outlet Stores. We operate twelve outlet stores across the country. The outlet stores leverage the Barneys New York brand to reach a wider audience by providing a lower priced version of the sophistication, style and quality of the retail experience provided in the full-price stores. These stores, which typically operate with a low cost structure, also provide a clearance vehicle for residual merchandise from the full-price stores.

The outlet stores, which sell designer and Barneys label apparel and accessories, serve budget-minded yet fashion-conscious customers. They are located in high-end outlet centers and serve a high number of destination shoppers and tourists.

Warehouse Sale Events. We operate four warehouse sale events annually, one each spring and fall season in both New York and Santa Monica, California. The warehouse sale events provide another vehicle for liquidation of end of season residual merchandise, as well as a low cost extension of the Barneys New York brand to a wider audience. The events attract a wide range of shoppers, mostly bargain hunters who value quality and fashion.

LICENSING ARRANGEMENTS

BNY Licensing Corp., a wholly-owned subsidiary of Barneys, is party to licensing arrangements pursuant to which:

           o two retail stores are operated in Japan and a single in-store department is operated in Singapore under the name "Barneys New York," each by an affiliate of Isetan Company Limited; and

           o Barneys Asia Co. LLC, which is 70% owned by BNY Licensing and 30% owned by an affiliate of Isetan, has the exclusive right to sublicense the Barneys New York trademark throughout Asia (excluding Japan).

Licensing agreements governing these arrangements were entered into in connection with Barneys' emergence from bankruptcy. With regard to the first licensing arrangement described above, and in accordance with a prior arrangement, we assigned 90% of certain annual minimum royalties we receive from this licensing arrangement to Isetan Company Limited until the expiration of the licensing arrangement in 2015. Under the present arrangement we do not receive significant annual revenues from this licensing arrangement. On February 5, 2003, this arrangement was amended, and the affiliate of Isetan agreed to pay us $750,000 in each of February 2003 and February 2004 in consideration of our consent to certain matters relating to the establishment of an additional Barneys New York store in Japan by an affiliate of Isetan. Barneys Asia Co. LLC has not entered into any sublicensing arrangements for the operation of any stores or departments under the Barneys New York trademark. See note 7(b) to our consolidated financial statements.

TRADEMARKS AND SERVICE MARKS

We own our trademarks and service marks, including the "Barneys New York" and "Barneys" marks. Our trademarks and service marks are registered in the United States and certain countries in Asia. The term of these registrations is generally ten years, and they are renewable for additional ten-year periods indefinitely, so long as the marks are still in use at the time of renewal. We are not aware of any claims of infringement or other challenges to our right to register or use our marks in the United States. We regard our trademarks and service marks as valuable assets in the marketing of our products and take appropriate action when necessary to protect them.

SEASONALITY

The specialty retail industry is seasonal in nature, with a high proportion of sales and operating income generated in the November and December holiday season. As a result, our operating results are significantly affected by the holiday selling season. Seasonality also affects working capital requirements, cash flow and borrowings as inventories build in September and peak in October in anticipation of the holiday selling season. Our dependence on the holiday selling season is mitigated by the sales and income generated by our warehouse sale events held in February and August.

The following table sets forth net sales and net income (loss) for the fiscal years ended February 1, 2003 and February 2, 2002. This quarterly financial data is unaudited but gives effect to all adjustments necessary, in the opinion of Barneys' management, to present fairly this information.

                                    FISCAL 2002 - QUARTER ENDED                        FISCAL 2001 - QUARTER ENDED
                          ------------------------------------------------ -----------------------------------------------------
       ($ in thousands)     5/4/02      8/3/02      11/2/02      2/1/03      5/5/01       8/4/01      11/3/01        2/2/02
                          ----------- ----------- ------------ ----------- ------------ ----------- ------------- --------------
Net Sales                  $92,475     $81,603     $103,299     $ 105,986   $94,069      $ 85,146    $    89,408   $  102,546

As % of period                  24%         21%          27%           28%       25%           23%            24%          28%

Net Income (loss)              478        (439)       2,877         5,550    (3,301)       (3,860)        (8,448)         438
                          =========== =========== ============ =========== ============ =========== ============= ==============


COMPETITION

The retail industry, in general, and the upscale retail apparel business, in particular, are intensely competitive. Competition is strong for customers, sales and vendor resources.

Generally, our flagship, regional and CO-OP stores compete with both specialty stores and department stores, while our outlet stores and warehouse sale events compete with off-price and discount stores, in the geographic areas in which they operate. Several department store, specialty store, and vendor store competitors also offer catalog and internet shopping that also compete with us.

We compete for customers principally on the basis of quality, fashion, assortment and presentation of merchandise, customer service, marketing and, at times, store ambiance. In our luxury retail business, merchandise assortment is a critical competitive factor, and retail stores compete for exclusive, preferred and limited distribution arrangements with key designers. In addition, we face increasing competition from our designer resources, which have established or expanded their market presence with their own dedicated stores. Some of the retailers with which we compete have substantially greater financial resources than we have and may have other competitive advantages over us.

MERCHANDISING

We are a preferred distribution channel for such leading designers as Giorgio Armani, Manolo Blahnik, Marc Jacobs, Prada, Jil Sander and Ermenegildo Zegna. We also offer a diverse selection of unique, Barneys label merchandise (primarily under the "Barneys New York" and "CO-OP" labels). In the fiscal year ended February 1, 2003, our ten top designers (including all brands owned by such designers) accounted for approximately 28% of our total sales, and our two top designers (including all brands owned by such designers) accounted for approximately 11% and 4%, respectively, of our total sales. If one or more of our top designers were to cease providing us with adequate supplies of merchandise, our business might, in the short term, be adversely affected. However, management believes that alternative supply sources exist to fulfill our requirements in the event of a disruption. In addition, if one or more of our top designers were to increase sales of merchandise through its own stores or to the stores of our competitors, our business could be materially adversely affected.

EMPLOYEES

As of February 1, 2003, we employed approximately 1,300 people. Our staffing requirements fluctuate during the year as a result of the seasonality of the retail apparel industry, and we add approximately 100 employees during the holiday selling season. Approximately 500 of our employees are represented by unions, and we believe that overall our relationship with our employees and these unions is good. During our more than fifty-year relationship with unions representing our employees, we have never been subjected to a strike or work stoppage.

GOVERNMENT REGULATION

Our proprietary credit card operations, as well as those of third-party credit card providers, are subject to numerous federal and state laws, including laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. Any change in these regulations that would materially limit the availability of credit to our customers could adversely affect our business, financial condition and results of operations. Our practices, as well as our competitors' practices, are also subject to review in the ordinary course of business by the Federal Trade Commission. We believe that we are currently in material compliance with all applicable state and federal regulations.

Additionally, we are subject to certain customs, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances, that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. We undertake to monitor changes in these laws and believe that we are in material compliance with applicable laws with respect to these practices.

ITEM 2.    PROPERTIES

Our principal facilities include corporate offices, a central alterations facility, a distribution center and three flagship stores. We lease all of our facilities. All of our flagship stores are leased under long-term leases, with initial terms ranging from ten to twenty years and multiple ten-year renewal options. The following table lists the location, type, and approximate gross and selling square footage of each of our facilities:

                                                                                                  APPROXIMATE        APPROXIMATE
                                                                                                     GROSS             SELLING
    LOCATION                                                     TYPE                             SQUARE FEET        SQUARE FEET
    --------                                                     ----                             -----------        -----------
    New York, NY...................................     Corporate Offices                             46,000                 --
    New York, NY...................................     Central Alterations Facility                  32,968                 --
    Lyndhurst, NJ..................................     Distribution Center                          180,000                 --
    New York, NY...................................     Flagship Store                               240,000            113,920
    Beverly Hills, CA..............................     Flagship Store                               120,000             60,671
    Chicago, IL....................................     Flagship Store                                50,000             21,913
    Manhasset, NY..................................     Regional Store                                19,052             12,646
    Chestnut Hill, MA..............................     Regional Store                                 6,234              4,165
    Seattle, WA....................................     Regional Store                                11,113              6,406
    New York, NY (Wooster Street)..................     CO-OP Store                                    7,000              3,782
    New York, NY (17th Street).....................     CO-OP Store                                    7,038              5,800
    Harriman, NY...................................     Outlet Store                                   9,576              7,468
    Cabazon, CA....................................     Outlet Store                                   7,026              4,930
    Camarillo, CA..................................     Outlet Store                                   7,500              5,471
    Clinton, CT....................................     Outlet Store                                   7,525              4,898
    Riverhead, NY..................................     Outlet Store                                   7,500              5,077
    Wrentham, MA...................................     Outlet Store                                   7,500              5,012
    Waikele, HI....................................     Outlet Store                                   6,295              4,766
    Carlsbad, CA...................................     Outlet Store                                   7,500              4,969
    Napa Valley, CA................................     Outlet Store                                   5,500              3,877
    Orlando, FL....................................     Outlet Store                                   6,000              3,965
    Allen, TX......................................     Outlet Store                                   7,000              4,801
    Leesburg, VA...................................     Outlet Store                                   6,000              4,224


We also license, on a short-term basis, facilities for our semi-annual Santa Monica, CA warehouse sale events. We believe that all of our facilities are suitable and adequate for the current and anticipated conduct of our operations.

ITEM 3.    LEGAL PROCEEDINGS

On or about July 31, 2002, an individual filed a class action complaint against us in the Superior Court for the State of California, County of San Diego. The complaint alleges two causes of action for purported violations of California's Civil Code and Business and Professions Code relating to the alleged requesting by us of certain information. The complaint seeks relief on a class basis under the statutes permitting a plaintiff to recover a fine, in the discretion of the court, and such other damages which each member of the class may have suffered as a result of our alleged conduct. The complaint further seeks an accounting of all moneys and profits received by us in connection with the alleged violations as well as injunctive relief with respect to the alleged practices. Certification of the class and attorneys fees is sought as well. We believe that the complaint is without merit, that we have substantial defenses to the claims and we plan to vigorously defend the lawsuit. A proposed settlement of this matter received preliminary court approval on May 1, 2003. The settlement is subject to final court approval on June 20, 2003 as well as satisfaction of certain other conditions. No assurances can be given that the proposed settlement will be finalized in accordance with its terms. In management's judgment, based in part on consultation with legal counsel, neither this case nor the proposed settlement is expected to have a material adverse effect on our financial position.

In addition, we are involved in various legal proceedings which are routine and incidental to the conduct of our business. Management believes that none of these proceedings, if determined adversely to us, would have a material effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and business backgrounds of all of the executive officers of Holdings. Except as otherwise indicated, each executive officer has held his current position for the past five years.

NAME                             AGE AT FEBRUARY 1, 2003                            POSITION
----                             -----------------------   ----------------------------------------------------------------
Howard Socol....................          57               Chairman, President and Chief Executive Officer
Judith Collinson................          51               Executive Vice President-- Women's Merchandising
Thomas Kalenderian..............          45               Executive Vice President-- Men's Merchandising
Marc H. Perlowitz...............          48               Executive Vice President-- General Counsel and Human Resources,
                                                           Secretary
Karl Hermanns...................          38               Executive Vice President-- Operations
Michael Celestino...............          46               Executive Vice President-- Store Operations
Steven M. Feldman...............          39               Executive Vice President and Chief Financial Officer
David New.......................          46               Executive Vice President-- Creative Services
Vincent Phelan..................          37               Senior Vice President-- Treasurer


Howard Socol has been the Chairman, President and Chief Executive Officer of Holdings since January 8, 2001. Mr. Socol was the Chief Executive Officer of J. Crew Group, Inc., a retailer of women's and men's apparel, shoes and accessories, from February 1998 through January 1999. From 1969 to 1997, Mr. Socol served in various management positions at Burdines, a division of Federated Department Stores, Inc., becoming President in 1981 and Chairman and Chief Executive Officer in 1984, a position he held until his retirement in 1997. Mr. Socol is also a director of Guess?, Inc.

Judith Collinson started with Barneys in 1989 as an Accessories Buyer. Prior to her current position, she had been responsible for Accessories and Private Label Collections. She was promoted to Executive Vice President and General Merchandising Manager for all women's merchandising in May 1998. Ms. Collinson is also responsible for women's shoes and cosmetics.

Thomas Kalenderian has been at Barneys for 22 years. His responsibilities have increased over time until he was promoted to Executive Vice President and General Merchandising Manager for all men's merchandising in July 1997. Mr. Kalenderian is responsible for developing and implementing menswear strategy and manages many of the key vendor relationships for the menswear, children's and gifts for the home businesses.

Marc H. Perlowitz joined Barneys in September 1985. He was promoted to Executive Vice President, General Counsel and Human Resources of Barneys in October 1997. Mr. Perlowitz' responsibilities include direct responsibility for all legal matters of Holdings and its affiliates. He is responsible for Human Resources which includes compensation, benefits, labor relations, training, recruiting, employee policies and procedures and company communications. He is also responsible for real estate and risk management.

Karl Hermanns has been with Barneys since July 1996 and previously was responsible for Financial and Strategic Planning. During his tenure, he has assumed other responsibilities and is currently responsible for Marketing, Merchandise Planning, Management Information Systems, Distribution, Imports and our Central Alterations department. Mr. Hermanns was promoted to Executive Vice President in February 2000. Prior to joining Barneys, Mr. Hermanns spent 10 years with Ernst & Young LLP in their audit and corporate finance practices.

Michael Celestino has been with Barneys since November 1991 and has served in a number of store operations capacities during that period. Mr. Celestino is currently responsible for all store operations including full-price stores, outlet stores and our warehouse sale events. He was promoted to Executive Vice President in February 2000.

Steven M. Feldman has been with Barneys since May 1996 when he joined as Controller. During his tenure he assumed additional responsibilities and was appointed as Chief Financial Officer in May of 1999. Prior to joining Barneys, Mr. Feldman was a Senior Manager at Ernst & Young LLP principally serving retail engagements. Mr. Feldman was promoted to Executive Vice President in March 2000.

David New has been with Barneys since 1992 when he joined as Men's Display Manager of the 17th Street store in New York City. Mr. New's responsibilities have increased over time and in March of 2000 he was promoted to Executive Vice President -- Creative Services. In that capacity, Mr. New is responsible for Store Design, Display, Advertising and Publicity.

Vincent Phelan has been with Barneys since August 1995 when he joined as Director of Finance. Prior to joining Barneys, Mr. Phelan was the Deputy Director of Finance at the United States Tennis Association, Inc. in White Plains, NY from January 1993 to July 1995. Mr. Phelan was promoted to Vice President -- Treasurer in January 1999 and Senior Vice President in March 2000. Mr. Phelan is a certified public accountant and is responsible for financial planning and analysis, cash management, banking relations, taxes and facilities.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Holdings common stock is quoted on the Nasdaq Over-The-Counter Bulletin Board service under the symbol "BNNY." Holdings common stock is only traded on a limited or sporadic basis and there is no established public trading market for such common stock. The following table sets forth the reported high and low bid prices of Holdings common stock on the Nasdaq Over-The-Counter Bulletin Board service for each fiscal quarter during the period from February 4, 2001 through February 1, 2003. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                                 HIGH BID     LOW BID
                                                                                 --------     -------
FISCAL YEAR ENDED FEBRUARY 2, 2002:
First Quarter (Feb. 4, 2001 - May 5, 2001)...............................        $   8.00     $  6.00
Second Quarter (May 6, 2001 - August 4, 2001)............................            7.00        5.75
Third Quarter (August 5, 2001 - November 3, 2001)........................            6.00        4.25
Fourth Quarter (November 4, 2001 - February 2, 2002).....................            5.00        1.50

FISCAL YEAR ENDED FEBRUARY 1, 2003:
First Quarter (February 3, 2002 - May 4, 2002)...........................            5.40        1.50
Second Quarter (May 5, 2002 - August 3, 2002)............................            3.90        3.01
Third Quarter (August 4, 2002 - November 2, 2002)........................            3.55        2.65
Fourth Quarter (November 3, 2002 - February 1, 2003).....................            4.26        3.00



HOLDERS

As of April 21, 2003, there were 949 holders of record of Holdings common stock.

DIVIDENDS

The terms of the indenture governing Barney's, Inc.'s 9% Senior Secured Notes and our credit facility restrict the ability of Barney's, Inc. to make distributions to Holdings and, consequently, restrict the ability of Holdings to pay dividends on shares of Holdings common stock. In addition, the guarantee by Holdings of the credit facility prohibits Holdings from declaring dividends on shares of its capital stock, with the exception of dividends payable to holders of shares of Holdings preferred stock. Holdings has no present intention to declare dividends on shares of its common stock.

RECENT SALES OF UNREGISTERED SECURITIES

Pursuant to an amendment to Howard Socol's employment agreement, dated January 10, 2003, Holdings made a restricted stock award on February 2, 2003 of 200,000 shares of Holdings common stock to Howard Socol, Holdings' Chairman, President and Chief Executive Officer. The issuance by Holdings of these securities were not registered under the Securities Act of 1933 pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

On April 1, 2003, we completed an offering to sell 106,000 units at a price of $850 per unit, for gross proceeds of $90.1 million. Each unit consisted of $1,000 principal amount at maturity of 9% senior secured notes due April 1, 2008 of Barney's, Inc. and one warrant to purchase 3.412 shares of common stock of Holdings at an exercise price of $0.01 per share. The units were sold in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and to institutional accredited investors within the meaning of Rule 501(a)(1), (2), (3) or (7) under such statute. Jefferies & Company, Inc. acted as initial purchaser of the units. In addition to commissions of approximately $2.7 million, which we paid the initial purchaser in connection with the sale of the units, we also paid Jeffries & Company, Inc. an approximate $3.3 million fee for certain financial advisory and investment banking services provided by it to us. Net proceeds to us were approximately $81.7 million after deducting commissions, financial advisory fees and estimated expenses of the offering. The warrants are exercisable at any time after the earliest to occur of:

           o          180 days after April 1, 2003;

           o the date on which a registration statement for a registered exchange offer with respect to the 9% senior secured notes is declared effective under the Securities Act;

           o the date on which a shelf registration statements with respect to the shares issuable upon exercise of the warrants is declared effective under the Securities Act; and

           o such date as the initial purchaser of the units in its sole discretion may determine.

The warrants will expire on April 1, 2008. The exercise price and number of shares issuable upon exercise of a warrant are subject to adjustment from time to time upon the occurrence of certain events with respect to the common stock of Holdings, issuances of options or other convertible securities, dividends and distributions and certain changes in options and convertible securities of Holdings.

In connection with the offering we entered into a registration rights agreement pursuant to which we agreed to file a registration statement within 90 days of the offering with respect to an exchange offer pursuant to which the holders of the notes will be able to exchange the notes for freely transferable notes having terms substantially identical to the notes. In addition, in certain circumstances we have agreed to file a shelf registration statement that would allow some or all of the notes to be offered to the public. If we do not comply with the terms of the registration rights agreement, we will be required to pay liquidated damages to holders of the notes in the form of additional cash payments until all defaults under the registration rights agreement have been cured.

In connection with the offering, Holdings agreed that upon receipt of a written request from the holders of at least 5% of the shares issuable upon exercise of the warrants, Holdings will, as promptly as practicable, file a shelf registration statement covering the resale of the shares issuable upon exercise of the warrants. Holdings may, at its option, file a registration statement covering the resale of the shares issuable upon exercise of the warrants.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated historical financial data set forth in the table below as of and for each of the four fiscal years in the period ended February 1, 2003, for the six months ended January 30, 1999, and the fiscal year ended August 1, 1998, are derived from our consolidated financial statements for such periods, as audited by Ernst & Young LLP.

The selected consolidated historical financial data set forth below for the twelve months ended January 30, 1999 and as of and for the six months ended January 28, 1998 are derived from management's unaudited internal financial statements.

The selected consolidated historical financial data should be read in conjunction with the financial statements and the related notes and other information contained elsewhere in this Form 10-K, including information set forth herein under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

In conjunction with our emergence from Chapter 11 in January 1999, we changed our fiscal year-end to the Saturday closest to January 31. Previously, the fiscal year-end fell on the Saturday closest to July 31. Unless otherwise specified, all historical information as of or prior to August 1, 1998 reflects the July fiscal year-end. The six-month period ended January 30, 1999 represents the six month transition period to the new fiscal year.

As hereinafter used, "Successor Company" refers to Holdings and subsidiaries subsequent to January 30, 1999 and "Predecessor Company" refers to Barney's, Inc. and subsidiaries prior to January 30, 1999.

Our consolidated financial statements during the bankruptcy proceedings are presented in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," known as SOP 90-7. Pursuant to guidance provided by SOP 90-7, we adopted fresh start reporting as of January 28, 1999 upon our emergence from bankruptcy.

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

The balance sheet data as of January 30, 1999 in the following table reflect the plan of reorganization for Barneys and certain of its affiliates and the application of the principles of "fresh start" reporting in accordance with the provisions of SOP 90-7. Accordingly, such financial information is not comparable to our historical financial information prior to January 28, 1999.

                                               PREDECESSOR COMPANY               |                   SUCCESSOR COMPANY
                              -------------------------------------------------- |--------------------------------------------------
                                               SIX          SIX        TWELVE    | FISCAL       FISCAL       FISCAL      FISCAL
                                              MONTHS      MONTHS       MONTHS    |  YEAR         YEAR         YEAR        YEAR
                               FISCAL YEAR    ENDED        ENDED        ENDED    |  ENDED        ENDED        ENDED       ENDED
                              ENDED AUGUST JANUARY 28,  JANUARY 30,  JANUARY 30, |JANUARY 29,  FEBRUARY 3,  FEBRUARY 2, FEBRUARY 1,
                                 1, 1998       1998      1999(1,2)   1999(1,2,3) |   2000        2001         2002         2003
                              ------------ -----------  -----------  ----------- |-----------  -----------  ----------- -----------
                                           (UNAUDITED)               (UNAUDITED) |
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE       |   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                        AND OPERATING DATA AND RATIOS)           |        AND OPERATING DATA AND RATIOS)
STATEMENT OF OPERATIONS DATA:                                                    |
Net Sales....................   $ 345,935    $ 183,760   $ 182,615    $ 344,790  | $  366,802  $  404,321   $  371,169   $  383,363
Gross Profit.................     164,212       89,930      86,573      160,855  |    173,515     187,596      162,324      179,348
Selling, General and                                                             |
   Administrative Expenses                                                       |
   (including occupancy                                                          |
   expenses)(4)..............     151,191       78,123      73,634      146,702  |    152,445     161,523      154,818      154,813
Depreciation and                                                                 |
   Amortization..............       9,635        4,838       4,671        9,468  |     17,440      18,027       18,802       10,760
Other Income-- Net(5)........      (4,675)      (3,208)     (2,033)      (3,500) |     (4,355)     (4,833)      (6,957)      (6,327)
Interest and Financing Costs,                                                    |
   Net of Interest Income....      11,967        5,578       4,758       11,147  |     12,968      11,723       10,393       11,036
Reorganization Costs.........      15,970        8,683      13,834       21,121  |         --          --           --           --
Income Taxes.................          77           39          38           76  |        363         546          439          600
Extraordinary Item-- Gain on                                                     |
   Debt Discharge............          --           --    (285,905)    (285,905) |         --          --           --           --
Net (Loss) Income............     (19,953)      (4,123)    277,576      261,746  |     (5,346)        610      (15,171)       8,466
Basic and Diluted (Loss)                                                         |
   Earnings Per Share(6).....                                                    |  $   (0.42)  $    0.04    $   (1.09)   $    0.61
                                                                                 |
SELECTED OPERATING DATA:                                                         |
Comparable Store Net Sales                                                       |
   Increase (Decrease).......         9.3%         1.0%        1.0%         4.3% |        9.0%        9.7%        (7.7)%        2.9%
Number of Stores.............          20           20          20           20  |         16          18           19           20
                                                                                 |
OTHER FINANCIAL DATA:                                                            |
EBITDA(7)....................   $  17,696    $  15,015   $  14,972    $  17,653  |  $  25,425   $  30,906    $  14,463    $  30,862
Net Cash (Used in) Provided                                                      |
   by Operating Activities...     (10,444)      (2,009)    (18,250)     (26,685) |     15,005      23,042       14,011       14,141
Capital Expenditures.........       3,047        2,167       2,112        2,992  |      6,224       8,499       11,982       11,082



                                    PREDECESSOR COMPANY       |                           SUCCESSOR COMPANY
                               -----------------------------  | --------------------------------------------------------------------
                                AS OF AS OF                   |
                                 AUGUST 1,     JANUARY 28,    | JANUARY 30,   JANUARY 29,    FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 1,
                                   1998           1998        |   1999(2)         2000           2001          2002         2003
                                 ---------     -----------    | -----------   -----------    -----------   -----------   -----------
                                               (UNAUDITED)    |
                                   (DOLLARS IN THOUSANDS)     |                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:                                           |
Cash and Cash Equivalents....  $     3,478    $     3,977     |$     6,824   $    10,333    $    17,369    $    10,835  $     7,111
Fixed Assets at Cost, Less                                    |
   Accumulated Depreciation                                   |
   and Amortization..........      114,639        115,837     |     51,356        48,974         48,170         50,141       50,463
Total Assets.................      217,043        212,637     |    343,954       324,482        323,859        299,823      308,448
Total Debt(8)................       75,437         66,290     |    118,533       105,915         89,315         81,048       75,956
Redeemable Preferred Stock...           --             --     |        500           500            500            500          500
Total Stockholders'                                           |
    (Deficit) Equity.........     (467,634)      (451,805)    |    154,340       153,996        161,793        146,622      155,584


---------------------
(1) Effective January 1999, we changed our fiscal year to coincide with the Saturday closest to the end of January.

(2) The statement of operations data presented above reflects the results of operations for the Predecessor Company. The plan of reorganization for Barneys and certain of its affiliates became effective on January 28, 1999 and the results of operations for the Successor Company for the two-day period are immaterial and are not shown separately. The balance sheet data presented as of January 30, 1999 is that of the Successor Company.

(3) For comparison purposes, statement of operations data for the twelve months ended January 30, 1999 (unaudited) was prepared using management's internal financial statements for the six months ended August 1, 1998 (unaudited) and the audited financial statements for the six-month period ended January 30, 1999.

(4) Selling, General and Administrative Expenses for the fiscal year ended February 3, 2001 include the benefit of a $1.5 million reversal of a Predecessor Company liability favorably settled in that fiscal year.

(5) Other Income -- Net primarily includes finance charge income generated from our proprietary credit card operations. Other Income -- Net for the fiscal year ended February 2, 2002 includes a non-recurring gain of $0.9 million related to insurance recoveries associated with the loss of one of our stores due to the September 11 events and the benefit of a $0.9 million reversal of a Predecessor Company liability favorably settled in that fiscal year. Other Income -- Net for the fiscal year ended February 1, 2003 includes a non-recurring gain of $0.5 million related to additional insurance recoveries associated with the loss of one of our stores in the prior fiscal year due to the September 11 events and the benefit of a $0.4 million non-recurring gain from the sale of a trademark.

(6) Basic and Diluted (Loss) Earnings Per Share of the Predecessor Company has not been included because the computation would not provide meaningful results, as the capital structure of the Successor Company is not comparable to that of the Predecessor Company.

(7) EBITDA for each period represents the sum of (a) the respective amounts of Net (Loss) Income set forth above for such period; plus (b) the respective amounts of Interest and Financing Costs, Net of Interest Income, Income Taxes and Depreciation and Amortization and (c) with respect to the Predecessor Company only, the respective amounts of Extraordinary Item -- Gain on Debt Discharge and Reorganization Costs. The following table reconciles Net (Loss) Income to EBITDA:


                                             PREDECESSOR COMPANY                |                  SUCCESSOR COMPANY
                           ---------------------------------------------------  | --------------------------------------------------
                              FISCAL         SIX          SIX        TWELVE     |  FISCAL       FISCAL       FISCAL       FISCAL
                               YEAR        MONTHS       MONTHS       MONTHS     |   YEAR         YEAR         YEAR         YEAR
                               YEAR         ENDED        ENDED        ENDED     |   ENDED        ENDED        ENDED        ENDED
                           ENDED AUGUST  JANUARY 28,  JANUARY 30,  JANUARY 30,  | JANUARY 29,  FEBRUARY 3,  FEBRUARY 2,  FEBRUARY 1,
                              1, 1998       1998         1999*        1999*     |    2000         2001         2002         2003
                           ------------  -----------  -----------  -----------  | -----------  -----------  -----------  -----------
                                         (UNAUDITED)               (UNAUDITED)  |
                                           (DOLLARS IN THOUSANDS)               |               (DOLLARS IN THOUSANDS)
Net (Loss) Income..........  $ (19,953)   $  (4,123)  $   277,576  $   261,746  | $  (5,346)   $     610    $  (15,171)  $   8,466
Interest and Financing                                                          |
   Costs, Net of                                                                |
   Interest Income.........     11,967        5,578         4,758       11,147  |    12,968       11,723        10,393      11,036
Income Taxes...............         77           39            38           76  |       363          546           439         600
Depreciation and                                                                |
   Amortization............      9,635        4,838         4,671        9,468  |    17,440       18,027        18,802      10,760
Extraordinary Item--                                                            |
   Gain on Debt Discharge..         --           --      (285,905)    (285,905) |        --           --            --          --
Reorganization Costs.......     15,970        8,683        13,834       21,121  |        --           --            --          --
                             ---------    ---------   -----------  -----------  | ---------    ---------    ----------   ---------
EBITDA.....................  $  17,696    $  15,015   $    14,972  $    17,653  | $  25,425    $  30,906    $   14,463   $  30,862
                             =========    =========   ===========  ===========  | =========    =========    ==========   =========


----------------

* See Note (2) above.

           EBITDA is not an alternative measure of operating results or cash flows from operations, as determined in accordance with accounting principles generally accepted in the United States. We have included EBITDA because we believe it is an indicative measure of our operating performance and our ability to meet our debt service requirements and is used by investors and analysts to evaluate companies in our industry. EBITDA is also a measure utilized in a covenant contained in our credit facility and in a covenant in the indenture governing the 9% senior secured notes that limits our ability to incur indebtedness.

           As presented by us, EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for, operating income, net (loss) income, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. In addition, a substantial portion of our EBITDA must be dedicated to the payment of interest on our indebtedness and to service other commitments, thereby reducing the funds available to us for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

(8) Predecessor Company balance sheet data does not include liabilities subject to compromise set forth on the balance sheet of the Predecessor Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. We provide our customers with a wide variety of merchandise across a broad range of prices, including a diverse selection of Barneys label merchandise.

Barneys consummated a plan of reorganization under Chapter 11 of the Bankruptcy Code on January 28, 1999. Pursuant to the plan, Holdings was formed and all the equity interests in Barney's, Inc. were transferred to Holdings, making Barney's, Inc. a wholly-owned subsidiary of Holdings. Holdings has no independent operations and its primary asset consists of shares of Barney's, Inc. In connection with its acquisition of Barney's, Inc., Holdings made an election under Section 338(g) of the Internal Revenue Code, as a result of which Barney's, Inc. and its subsidiaries are generally treated, for federal income tax purposes, as having sold their assets at the time the plan of reorganization was consummated and thereafter as a new corporation which purchased the same assets as of the beginning of the following day. Consequently, Barney's, Inc. recognized a gain at the time of the deemed sale in an amount equal to the difference between the fair market value of its assets and its collective tax basis of the assets at the time of the sale. We used existing net operating loss carryforwards to eliminate the taxable gain recognized as a result of the deemed sale. Nevertheless, we were subject to alternative minimum tax. Furthermore, as a result of the Section 338(g) election, Barney's, Inc. surrendered certain remaining tax attributes, including all unutilized net operating loss carryforwards, and surrendered certain tax credits. See note 6 to our audited consolidated financial statements.

RECENT DEVELOPMENTS

On April 1, 2003, we completed an offering to sell 106,000 units at a price of $850 per unit, for gross proceeds of $90.1 million. Each unit consisted of $1,000 principal amount at maturity of 9% senior secured notes due April 1, 2008 of Barney's, Inc. and one warrant to purchase 3.412 shares of common stock of Holdings at an exercise price of $0.01 per share. Net proceeds to us were approximately $81.7 million after deducting commissions, financial advisory fees and estimated expenses of the offering. We used the net proceeds to repay a substantial portion of our outstanding indebtedness and deferred lease obligations. Holdings and all of our domestic restricted subsidiaries have guaranteed the 9% senior secured notes on a senior secured basis.

In connection with the offering, we entered into a new revolving credit facility (the "Restated Credit Facility") on the terms of the existing credit facility as amended on April 1, 2003. The Restated Credit Facility, which matures on July 15, 2006, is a $70.0 million revolving credit facility under which we may borrow up to $66 million, which may be increased to $70.0 million with the consent of the required lenders, subject to a borrowing base test.

The Restated Credit Facility and the related guarantees thereof are secured by a first-priority lien on substantially all of our assets, other than real property leaseholds. The 9% senior secured notes are guaranteed by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. The 9% senior secured notes and the related guarantees are secured by a second-priority lien on the same assets as secure the Restated Credit Facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements is based on the application of significant accounting policies, many of which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. See note 2 to our consolidated financial statements. On an ongoing basis, we evaluate our estimates, including those related to goodwill (including excess reorganization value and other intangible assets), bad debt, inventory, taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Excess Reorganization Value. Excess reorganization value represents the amount of goodwill attributed to a company under accounting principles generally accepted in the United States upon its emergence from Chapter 11, as adjusted from time to time pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued in June 2001. As of February 1, 2003, the amount of excess reorganization value which we recognized in our financial statements was $147.8 million, and our total stockholders' equity (including such excess reorganization value) was $155.6 million.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including excess reorganization value. Among other things, SFAS No. 142 requires that goodwill no longer be amortized, but rather be tested annually for impairment. This statement was effective for fiscal years beginning after December 15, 2001. Accordingly, on February 3, 2002, we adopted SFAS No. 142, and were required to analyze our excess reorganization value for impairment issues during the first six months of the fiscal year ended February 1, 2003, and then on a periodic basis thereafter. In accordance with SFAS No. 142, in the fiscal year ended February 1, 2003, we completed the required testing for impairment of our excess reorganization value as of both the beginning and end of the fiscal year ended February 1, 2003. Based upon our re-evaluation of the first step of the impairment test which screens for potential impairment, we concluded that the fair value of the enterprise exceeded its book value. Accordingly, we did not need to perform the second step of the test, which measures the amount of the impairment. For the fiscal year ended February 1, 2003, we did not record an impairment loss related to excess reorganization value. However, our excess reorganization value was reduced by approximately $1.7 million during the fiscal year ended February 1, 2003 due to a reversal of a tax reserve resulting from the resolution of tax contingencies existing at the time of our emergence from bankruptcy.

During the fiscal year ended February 2, 2002 (and prior fiscal years), when SFAS No. 142 was not in effect, we amortized excess reorganization value over a twenty-year period. If excess reorganization value had not been amortized during the fiscal years ended February 3, 2001 and February 2, 2002, our adjusted net income (loss) and basic and diluted income (loss) per share would have been as follows:

                                                                 FISCAL YEAR ENDED              FISCAL YEAR ENDED
                                                                 FEBRUARY 3, 2001                FEBRUARY 2, 2002
                                                             ------------------------    ------------------------------
                                                                     (dollars in thousands, except per share data)
                                                                            BASIC AND                        BASIC AND
                                                                             DILUTED                      DILUTED (LOSS)
                                                                 NET         INCOME        NET (LOSS)       INCOME PER
                                                               INCOME       PER SHARE        INCOME            SHARE
                                                               ------       ---------        ------            -----
As Reported..............................................    $      610      $   0.04    $   (15,171)        $   (1.09)
Amortization of Excess Reorganization Value..............         8,741          0.64          8,791              0.63
                                                             ----------      --------    -----------         ---------
As Adjusted..............................................    $    9,351      $   0.68    $    (6,380)        $   (0.46)
                                                             ==========      ========    ===========         =========


Bad Debt. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If our estimates prove to be incorrect and our allowances are therefore inadequate, we may be required to make additional allowances, which will reduce our net earnings, if any.

Inventory. We write down our inventory for estimated obsolescence based upon assumptions about future demand and market conditions. If our estimates prove to be incorrect and our write-downs are therefore inadequate, we may be required to make additional inventory write-downs, which will reduce our net earnings, if any.

Deferred Taxes. The operating period after emergence from bankruptcy and the cumulative losses incurred by us make the future utilization of deferred tax assets uncertain. Accordingly, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", or SFAS No. 133, which we adopted, as amended, on February 4, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

RESULTS OF OPERATIONS

We returned to profitability in the fiscal year ended February 1, 2003, despite a continued weak economy and retail sector. Our operating results for the fiscal year ended February 2, 2002 reflect the impact of a weak economy exacerbated by the events of September 11, 2001. The business disruption caused by the terrorist attacks and the indirect impact the attacks had on consumer spending and tourism were significant factors that adversely affected our operating results for the fiscal year ended February 2, 2002.

The following table includes earnings before Interest and Financing Costs, Net of Interest Income, Income Taxes and Depreciation and Amortization (or EBITDA) as a percentage of Net Sales and also includes Net Income (Loss) as a percentage of Net Sales. EBITDA is not an alternative measure of operating results or cash flows from operations, as determined in accordance with accounting principles generally accepted in the United States. We have included EBITDA because we believe it is an indicative measure of our operating performance and our ability to meet our debt service requirements and is used by investors and analysts to evaluate companies in our industry. EBITDA is also a measure utilized in a covenant contained in our credit facility and in a covenant in the indenture governing the 9% senior secured notes that limits our ability to incur indebtedness. As presented by us, EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for, operating income, net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. In addition, a substantial portion of our EBITDA must be dedicated to the payment of interest on our indebtedness and to service other commitments, thereby reducing the funds available to us for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use.


                                                                                                 FISCAL YEAR ENDED
                                                                                     -------------------------------------------
                                                                                     FEBRUARY 3,    FEBRUARY 2,     FEBRUARY 1,
                                                                                        2001            2002           2003
                                                                                        ----            ----           ----
Net Sales........................................................................        100.0%        100.0%           100.0%
Cost of Sales....................................................................         53.6          56.3             53.2
                                                                                       -------        ------          -------
Gross Profit.....................................................................         46.4          43.7             46.8
Selling, General and Administrative Expenses (Including Occupancy Expenses)(1)...         40.0          41.7             40.4
Other Income-- Net(2)............................................................         (1.2)         (1.9)            (1.7)
                                                                                       -------        ------          -------
Earnings before Interest and Financing Costs, Net of Interest Income,
   Income Taxes and Depreciation and Amortization (EBITDA).......................          7.6           3.9              8.1
Interest and Financing Costs, Net of Interest Income, Income Taxes
   and Depreciation and Amortization.............................................          7.4           8.0              5.9
                                                                                       -------        ------          -------
Net Income (loss)................................................................          0.2%         (4.1)%            2.2%
                                                                                       =======        ======          =======

----------

(1) Selling, General and Administrative Expenses for the fiscal year ended February 3, 2001 include the benefit of a $1.5 million reversal of a Predecessor Company liability favorably settled in that fiscal year. Excluding such amount, the category as a percentage of Net Sales would have been 40.3%.

(2) Other Income -- Net primarily includes finance charge income generated from our proprietary credit card operations. Other Income -- Net for the fiscal year ended February 2, 2002 also includes a non-recurring gain of $0.9 million related to insurance recoveries associated with the loss of one of our stores due to the September 11 events and the benefit of a $0.9 million reversal of a Predecessor Company liability favorably settled in that fiscal year. Excluding such amounts, the category as a percentage of Net Sales would have been (1.4)%. Other Income -- Net for the fiscal year ended February 1, 2003 also includes a non-recurring gain of $0.5 million related to additional insurance recoveries associated with the loss of one of our stores in the prior fiscal year due to the September 11 events and the benefit of a $0.4 million non-recurring gain from the sale of a trademark. Excluding these amounts, the category as a percentage of Net Sales would have been (1.4)%.

FISCAL YEAR ENDED FEBRUARY 1, 2003 COMPARED TO FISCAL YEAR ENDED
FEBRUARY 2, 2002

Net sales for the fiscal year ended February 1, 2003 were $383.4 million compared to $371.2 million for the fiscal year ended February 2, 2002, an increase of 3.3%. Comparable stores sales increased approximately 2.9% in the fiscal year ended February 1, 2003. Net sales for the fiscal year ended February 1, 2003 benefited from increased full-price sales as compared to the fiscal year ended February 2, 2002 and particularly benefited from strong third and fourth quarter sales which had been adversely affected in the prior year by the business disruption caused by the September 11 events. In addition, in the fiscal year ended February 1, 2003 sales were positively impacted by, among other things, continued maximization of retail selling space in our stores, particularly in our flagship stores, and additional direct mail and print marketing campaigns throughout the year.

Gross profit on sales increased 10.5% to $179.3 million in the fiscal year ended February 1, 2003 from $162.3 million in the fiscal year ended February 2, 2002, primarily due to the increase in sales discussed above and reduced markdowns and inventory shrinkage. As a percentage of net sales, gross profit was 46.8% in the fiscal year ended February 1, 2003, compared to 43.7% in the fiscal year ended February 2, 2002.

Selling, general and administrative expenses, including occupancy expenses, were $154.8 million in the fiscal year ended February 1, 2003, unchanged from the fiscal year ended February 2, 2002. In the fiscal year ended February 1, 2003, personnel and related costs decreased in the aggregate by approximately $0.5 million. This net decrease occurred as we offset higher personnel related costs, particularly related to our bonus program (which was cancelled during the fiscal year ended February 2, 2002 in the aftermath of the September 11 events), and higher commission costs in line with higher sales, by approximately $0.8 million of savings from a one-time concession related to a renegotiated collective bargaining agreement and the annualized benefit of the personnel cost reduction measures implemented in the fiscal year ended February 2, 2002. Various additional expense reductions of approximately $1.9 million primarily reflect the benefit of expense reduction initiatives implemented in the prior and current fiscal year, including, among other things, re-bidding products and services, and general reductions in consumption of products and services, as well as a $0.4 million reduction in bad debt expense associated with our proprietary credit card operations. The above expense reductions were in part offset by higher variable operating costs commensurate with higher sales, increased advertising costs of $0.5 million, increased professional fees of $0.2 million, increased insurance premiums of $0.6 million and increased occupancy and related costs of $0.7 million, principally as a result of higher real estate taxes and the costs attributed to opening one new CO-OP store in the period.

Other (income) expense, net, which principally includes finance charge income generated by our proprietary credit card operations, decreased 9.1% in the fiscal year ended February 1, 2003 to $6.3 million from $7.0 million in the fiscal year ended February 2, 2002. Other income in the fiscal year ended February 1, 2003 and the fiscal year ended February 2, 2002 also includes non recurring gains of $0.5 million and $0.9 million, respectively, related to insurance recoveries associated with the loss of one of our stores in the fiscal year ended February 2, 2002 due to the September 11 events. In addition, other income in the fiscal year ended February 1, 2003 includes a non-recurring gain of $0.4 million related to the assignment of a subsidiary's interest in a trademark unrelated to our business.

Depreciation and amortization expense decreased in the fiscal year ended February 1, 2003 to $10.8 million from $18.8 million in the fiscal year ended February 2, 2002. This decrease was due to SFAS No. 142, which first became effective for the fiscal year ended February 1, 2003, and which eliminated the mandatory amortization of excess reorganization value.

Interest expense, net increased 6.2% in the fiscal year ended February 1, 2003 to $11.0 million from $10.4 million a year ago, primarily as a result of our write-off of approximately $600,000 in unamortized fees associated with the replacement of our prior revolving credit facility in the second quarter of the fiscal year ended February 1, 2003. Interest associated with borrowings under our credit facility declined principally as a result of lower average borrowings. Average borrowings under the credit facility for the fiscal year ended February 1, 2003 and the fiscal year ended February 2, 2002 were $30.7 million and $35.2 million, respectively, and the effective interest rate on this portion of our outstanding debt was 10.52% and 9.94%, respectively, in the comparable periods.

Our net income for the fiscal year ended February 1, 2003 was $8.5 million compared to a net loss of $15.2 million for the fiscal year ended February 2, 2002. Basic and diluted net income per common share was $0.61 per common share for the fiscal year ended February 1, 2003 compared to a $1.09 loss per common share for the fiscal year ended February 2, 2002.

FISCAL YEAR ENDED FEBRUARY 2, 2002 COMPARED TO FISCAL YEAR ENDED
FEBRUARY 3, 2001

Net sales for the fiscal year ended February 2, 2002 (including $7.8 million related to new stores) were $371.2 million compared to $404.3 million for the fiscal year ended February 3, 2001, a decrease of 8.2%. The fiscal year ended February 3, 2001 included 53 weeks; after adjusting for the impact of the 53rd week, sales decreased 6.9%. Comparable store sales decreased approximately 7.7% in the fiscal year ended February 2, 2002 principally due to reduced consumer spending in response to a weak economy which became more magnified after the September 11 events.

Gross profit on sales decreased 13.5% to $162.3 million in the fiscal year ended February 2, 2002 from $187.6 million in the fiscal year ended February 3, 2001, primarily due to the decline in sales volume. As a percentage of net sales, gross profit was 43.7% in the fiscal year ended February 2, 2002 compared to 46.4% in the fiscal year ended February 3, 2001. The decline from the fiscal year ended February 3, 2001 principally relates to the effect of increased markdowns to both drive sales and cleanse the inventory pipeline in light of weak consumer demand.

Selling, general and administrative expenses, including occupancy expenses, decreased 4.2% in the fiscal year ended February 2, 2002 to $154.8 million from $161.5 million in the fiscal year ended February 3, 2001. Exclusive of certain non-recurring items, selling, general and administrative expenses declined approximately $9.4 million. Personnel expense reductions of approximately $6.8 million were driven by position eliminations; reductions in and eliminations of certain employee benefits, including the annual bonus program; lower commission expenses commensurate with reduced sales; reduced hours for many employees; and temporary pay cuts for senior executives. In addition to reductions in other expenses commensurate with the sales decline, most notably an approximate $0.6 million reduction in third-party credit card fees, we were able to further reduce other expenses in the fiscal year ended February 2, 2002 by, among other things, re-bidding products and services including insurance, packaging supplies (also impacted by the lower sales volume), and maintenance contracts; and by general reductions in consumption of products and services including office supply and telephone usage, training, and travel (also impacted by the September 11 events). Expense reductions in these other areas aggregated in excess of $2.0 million. Overall, expense reductions were offset by additional costs to operate four new outlet stores during the year, as well as higher operating costs attributable principally to increased real estate taxes, common area maintenance charges and utilities. Incremental costs in the latter areas approximated $1.0 million. As a percentage of net sales, selling, general and administrative expenses increased to 41.7% in the fiscal year ended February 2, 2002 from 40.0% in the fiscal year ended February 3, 2001, reflecting a reduction in the leveraging of expenses, principally due to the dramatic sales decline in the period.

Other (income) expense, net increased 43.9% in the fiscal year ended February 2, 2002 to $7.0 million from $4.8 million in the fiscal year ended February 3, 2001. This increase was principally driven by a non-recurring gain of $0.9 million related to insurance recoveries associated with the loss of one of our stores due to the September 11 events and the benefit of a $0.9 million reversal of a Predecessor Company liability favorably settled in the fiscal year ended February 2, 2002. Excluding such amounts the increase was approximately 6.7%.

Depreciation and amortization expense increased 4.3% in the fiscal year ended February 2, 2002 to $18.8 million from $18.0 million in the fiscal year ended February 3, 2001. This increase was primarily due to higher depreciation on new assets placed in service.

Interest expense, net decreased 11.3% in the fiscal year ended February 2, 2002 to $10.4 million from $11.7 million in the fiscal year ended February 3, 2001. Interest associated with borrowings under our credit facility declined principally as a result of lower average borrowings. Average borrowings under the credit facility for the fiscal year ended February 2, 2002 and the fiscal year ended February 3, 2001 were $35.2 million and $44.4 million, respectively, and the effective interest rate on this portion of our outstanding debt was 9.94% and 11.90%, respectively, in the comparable periods.

Our net loss for the fiscal year ended February 2, 2002 was $15.2 million compared to net income of $0.6 million in the fiscal year ended February 3, 2001. Basic and diluted net loss per common share for the fiscal year ended February 2, 2002 was $1.09 per common share compared to net income of $0.04 per common share for the fiscal year ended February 3, 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY OPERATIONS AND WORKING CAPITAL

For the reporting periods below, Net Cash Provided by Operating Activities, on a consolidated basis, was as follows:

                                                                                FISCAL YEAR ENDED
                                                                  --------------------------------------------
                                                                   FEBRUARY 3,    FEBRUARY 2,     FEBRUARY 1,
                                                                      2001            2002            2003
                                                                      ----            ----            ----
                                                                             (dollars in thousands)
Net Income (Loss)............................................      $       610   $     (15,171)   $     8,466
Depreciation and Amortization................................           19,107          19,994         12,020
Other Non-Cash Charges.......................................            2,999           2,667          2,825
Changes in Current Assets and Liabilities....................              326           6,521         (9,170)
                                                                   -----------   -------------    -----------
Net Cash Provided by Operating Activities....................      $    23,042   $      14,011    $    14,141
                                                                   ===========   =============    ===========


Our consolidated working capital position at each of the dates shown below was as follows:

                                                                   FEBRUARY 3,     FEBRUARY 2,     FEBRUARY 1,
                                                                      2001            2002            2003
                                                                      ----            ----            ----
                                                                             (dollars in thousands)

Working Capital................................................    $    23,519    $    19,328    $      44,202



For the reporting periods below, Net Cash Used in Financing Activities was as follows:



                                                                     FEBRUARY 3,     FEBRUARY 2,     FEBRUARY 1,
                                                                        2001            2002           2003
                                                                        ----            ----           ----
                                                                               (dollars in thousands)

Net Cash Used in Financing Activities...........................     $    (9,750)   $    (9,176)    $    (6,983)



Net cash used in financing activities for the fiscal year ended February 3, 2001 includes proceeds of approximately $7.2 million from the exercise of stock options and warrants principally by Bay Harbour and Whippoorwill. Exclusive of such amounts, the significant decline in the net repayment of debt for the fiscal year ended February 2, 2002 is directly attributable to the decline in operating results and the resulting reduction in cash flow during such year.


CAPITAL EXPENDITURES

We have principally funded our capital expenditures through a combination of borrowings under our prior credit facilities and the use of cash received in connection with the exercise of options and warrants in the fiscal years ended February 3, 2001, as described above, and January 29, 2000.

During the fiscal year ended February 1, 2003, we incurred capital expenditures of approximately $11.1 million. Of the total capital expenditures, $5.8 million was spent on leasehold improvements, $3.2 million was spent on furniture, fixtures and equipment and $2.1 million was spent on management information systems, including new point-of-sale registers. During the fiscal year ended February 2, 2002, we incurred capital expenditures of approximately $12.3 million, without giving effect to approximately $0.4 million of offsetting construction allowances which we received from our landlords. Of the total capital expenditures, $6.9 million was spent on leasehold improvements, $2.8 million was spent on furniture, fixtures and equipment and $2.6 million was spent on management information systems, including new point of sale registers. During the fiscal year ended February 3, 2001, we incurred approximately $8.5 million of capital expenditures, net of approximately $0.2 million of offsetting construction allowances which we received from our landlords, of which $6.1 million was spent on leasehold improvements, $1.6 million was spent on furniture, fixtures and equipment and $0.8 million was spent on management information systems. A significant portion of the amounts spent in each fiscal year pertained to building out and reconfiguring existing retail space and/or new store openings.

The amount of capital expenditures that we make in any year depends on a number of factors, including general economic conditions. We currently estimate that capital expenditures for the fiscal year ending January 31, 2004 will be approximately $12.4 million, consisting of approximately $8.6 million for leasehold improvements, approximately $3.0 million for furniture, fixtures and equipment, and approximately $0.8 million for management information systems.


CREDIT FACILITY

On July 15, 2002, we entered into a $105.0 million credit facility, which replaced our prior credit facility. At February 1, 2003, we had approximately $29.8 million of availability under the credit facility and approximately $18.1 million and $28.3 million of loans and letters of credit, respectively, outstanding. Contemporaneously with the consummation of the offering discussed under "Recent Developments" above, we repaid the term loan outstanding under our credit facility and entered into the Restated Credit Facility on the terms of the existing credit facility as amended on April 1, 2003, to provide for a $70.0 million revolving credit facility pursuant to which we may borrow up to $66.0 million, with a $40.0 million sub-limit for the issuance of letters of credit, subject to a borrowing base test. With the consent of the required lenders under the Restated Credit Facility, the maximum borrowing amount may be increased to up to $70.0 million. After giving effect to the offering as if it occurred on February 1, 2003 and the restatement of our credit facility, we would have had approximately $6.2 million and $28.3 million of short-term borrowings and letters of credit, respectively, outstanding, and approximately $26.6 million of availability under the Restated Credit Facility as of February 1, 2003. In addition, upon consummation of the offering we wrote off approximately $0.4 million in deferred financing costs relating to the credit facility. A summary of the financial covenants and other terms of the Restated Credit Facility are as follows:

Our Restated Credit Facility is secured by a first-priority lien on substantially all of our assets, other than real property leaseholds. The assets that secure our Restated Credit Facility include, but are not limited to, our accounts receivable, inventories, general intangibles (including software), equipment and fixtures, equity interests of subsidiaries owned by us, intellectual property and cash. In addition, each borrower under the Restated Credit Facility is required to cross-guarantee each of the other borrowers' obligations under the Restated Credit Facility, and the assets of each borrower secure such borrower's cross guarantee.

Availability under the Restated Credit Facility is calculated as a percentage of eligible inventory and receivables, including finished inventory covered by undrawn documentary letters of credit and Barneys private label credit card receivables, less certain reserves.

Interest rates on borrowings under the Restated Credit Facility are either the "base rate," as defined in the Restated Credit Facility, plus 1.00% or LIBOR plus 2.50%, subject to quarterly adjustment after August 2, 2004. The Restated Credit Facility also provides for a fee of 2.0% per annum on the maximum amount available to be drawn under each outstanding letter of credit and a tiered unused commitment fee with a weighted average of approximately 0.45% on the unused portion of the credit facility.

The Restated Credit Facility contains financial covenants relating to net worth, earnings (specifically, earnings before interest, taxes, depreciation and amortization, or "EBITDA"), capital expenditures and minimum excess borrowing base availability as outlined below. With the exception of the capital expenditures covenant, with which compliance is measured on an annual basis, and the minimum excess borrowing base availability covenant, with which we must be in compliance at all times, the covenants discussed below are required to be satisfied on a quarterly basis.

           o Minimum consolidated net worth -- As of the last day of every fiscal quarter, starting with the first fiscal quarter of 2002, consolidated net worth must not be less than specified minimum amounts. The minimum amount is $132.0 million at the end of the fiscal year ended February 1, 2003; $136.0 million at the end of the fiscal year ending January 31, 2004; $147.0 million at the end of the fiscal year ending January 29, 2005; and $147.0 million at the end of the fiscal year ending January 28, 2006.

           o Minimum consolidated EBITDA -- As of the last day of every fiscal quarter (for defined trailing periods), starting with the first quarter of the fiscal year ended February 1, 2003, EBITDA must not be less than certain minimum amounts, measured on a quarterly basis. The minimum amount at the end of the fiscal year ended February 1, 2003 is $16.0 million; $25.0 million at the end of the fiscal year ending January 31, 2004; $29.0 million at the end of the fiscal year ending January 29, 2005; and $30.0 million at the end of the fiscal year ending January 28, 2006.

           o Capital expenditures -- Our total capital expenditures for the fiscal year ended February 1, 2003 were limited to $5.0 million. For the fiscal year ending January 31, 2004 and thereafter, the limitation on capital expenditures is $10.0 million per fiscal year, subject to increase if certain conditions are met.

           o Minimum excess borrowing base availability-- We are required to maintain minimum excess borrowing base availability of $8.0 million at all times.

The Restated Credit Facility matures on July 15, 2006.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Restated Credit Facility will be adequate to meet our liquidity needs for at least the next 12 months, including scheduled payments of interest on the 9% senior secured notes issued in the offering and payments of interest on borrowings under the Restated Credit Facility. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. See "Forward-Looking Statements -- Due to events that are beyond our control, we may not be able to generate sufficient cash flow to make interest payments on our indebtedness" below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

After giving effect to the offering described above under "Recent Developments", our material obligations under firm contractual arrangements, including commitments for future payments under long-term debt arrangements and operating lease arrangements, as of February 1, 2003, are summarized below and are more fully disclosed in notes 4, 5, and 11 of our consolidated financial statements. Total Debt does not include commitments under unexpired letters of credit under our credit facility. As of February 1, 2003, we had approximately $28.3 million of such letters of credit outstanding.

                                                                             PAYMENTS DUE BY PERIOD
------------------------------------------------  --------------------------------------------------------------------------
                                                                    LESS THAN                                      AFTER 5
              CONTRACTUAL OBLIGATIONS                 TOTAL          1 YEAR        2-3 YEARS       4-5 YEARS        YEARS
              -----------------------                 -----          ------        ---------       ---------        -----
                                                                             (DOLLARS IN THOUSANDS)
Total Debt......................................  $   112,177     $     6,177    $       --      $       --     $   106,000
Operating Leases................................      389,890          25,460        47,803          42,731         273,896
                                                  -----------     -----------    ----------      ----------     -----------
Total Contractual Obligations...................  $   502,067     $    31,637    $   47,803      $   42,731     $   379,896
                                                  ===========     ===========    ==========      ==========     ===========


As reflected in the February 1, 2003 balance sheet and inclusive of current amounts due, we had approximately $18.1 million of loans outstanding under our credit facility, consisting of approximately $10.5 million of borrowings under the revolving portion of the facility and $7.6 million in term loan borrowings. Effective February 2, 2003, we made a principal repayment on the term loan of approximately $0.4 million. Additionally, at February 1, 2003, long-term debt also included amounts outstanding under our $22.5 million subordinated note and approximately $35.8 million of obligations under our 11 1/2 % promissory notes, all of which were scheduled to mature on January 28, 2004.

We used the net proceeds from the offering discussed above to repay a substantial portion of our outstanding indebtedness, including our obligations pursuant to our $22.5 million subordinated note, approximately $35.8 million due under our 11 1/2 % promissory notes, the remaining portion of term loan borrowings and a portion of the revolver loans outstanding under our credit facility and to pay a substantial portion of the deferred lease obligations discussed below. After giving effect to the offering as if it occurred on February 1, 2003 and the restatement of our credit facility, we would have had $88.2 million of long-term debt (representing the issuance of the 9% senior secured notes) and approximately $6.2 million and $28.3 million of short-term borrowings and letters of credit, respectively, outstanding under the Restated Credit Facility as of February 1, 2003. After giving effect to the offering, all of our long-term debt will mature in approximately five years and the Restated Credit Facility will expire on July 15, 2006.

We lease real property and equipment under agreements that expire at various dates. After giving effect to the offering, as of February 1, 2003, minimum rent payments at contractual rates over the next five years aggregated approximately $389.9 million. In accordance with SFAS No. 13 "Accounting for Leases," we account for the rental payments due under our operating leases on a straight-line basis, and record an annual rent expense for each lease by dividing the total rent payments due during the term of the lease by the number of years in the term of the respective lease.

We used approximately $12.0 million of proceeds from the offering to pay a portion of an aggregate $15.0 million of deferred rent payments that we were required to make on January 28, 2004 pursuant to the terms of the leases for our flagship stores. This payment resulted in a reduction of our annual cash rent obligations for the fiscal year ending January 31, 2004. Accordingly, included in our operating lease obligations set forth in the "Less than 1 year" column in the table above is the remaining $3.0 million deferred rent payment that we are required to make on January 28, 2004 pursuant to the terms of the lease for one of our flagship stores.

Pursuant to an agreement between Holdings and Howard Socol, our Chairman, President and Chief Executive Officer, Mr. Socol receives a base salary of $1.0 million per year and annual performance bonuses. For the fiscal year ended February 2, 2002, Mr. Socol was guaranteed and paid a $1.0 million performance bonus, and for the annual period ended January 31, 2003, he is entitled to a performance bonus of up to 125% of his base salary. In addition, for the period commencing on February 1, 2003 and ending on January 31, 2005, Mr. Socol is entitled to an annual performance bonus based on the amount by which Holdings exceeds certain financial target amounts, which bonus is not limited to 125% of his base salary.

OTHER COMMERCIAL COMMITMENTS

At February 1, 2003, our primary commercial commitments included commitments of approximately $18.0 million under unexpired letters of credit under our credit facility related to purchases of merchandise primarily from foreign vendors. In addition, as collateral for performance on certain leases and as credit guarantees, Barney's, Inc. is contingently liable under standby letters of credit under our credit facility in the amount of $10.3 million. These standby letters of credit generally mature within one year and generally contain provisions for annual renewals. At February 1, 2003, we had total letters of credit outstanding under our credit facility of approximately $28.3 million, consisting of the commitments described in this paragraph which include a $3.5 million letter of credit issued to Citibank, N.A. as security for letters of credit previously issued by us under our prior credit facility.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 145. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," known as SFAS No. 145. This statement, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. In accordance with the provisions of SFAS No. 145, we have elected to adopt this statement early. Accordingly, in connection with the early extinguishment of a prior revolving credit facility, the unamortized fees of approximately $0.6 million related to such facility were written off and are included in interest expense.

SFAS No. 146. In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs, such as lease termination costs and certain employee severance costs, that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations.

EITF No. 02-16. In 2002, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF 02-16 addresses the accounting by a reseller for consideration received from a vendor. A consensus was reached that cash consideration is presumed to be a reduction in the price of a vendor's product that should be recognized as a reduction of cost of sales. However, this presumption can be overcome when the consideration received is for the reimbursement of specific, identifiable and incremental costs of the reseller. In that event, the consideration, subject to a threshold, is recognized as a reduction in selling, general and administrative expenses. The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, entered into after December 31, 2002. We are currently evaluating the potential impact of adopting the provisions of EITF 02-16 on our consolidated financial position and results of operations.

INFLATION

During recent years, inflation has not had a significant impact on our sales or profitability.

FORWARD-LOOKING STATEMENTS

Certain statements discussed under the captions "Item 1 - Business," "Item 3 - Legal Proceedings," "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

PURCHASES OF THE MERCHANDISE WE SELL ARE GENERALLY DISCRETIONARY AND ARE THEREFORE PARTICULARLY SUSCEPTIBLE TO ECONOMIC SLOWDOWNS. IF CURRENT ECONOMIC CONDITIONS DO NOT IMPROVE, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

The merchandise we sell generally consists of luxury retail products, the purchase of which is generally discretionary for consumers. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. Currently, there is a general slowdown in the United States economy, which has adversely affected consumer confidence and spending habits, as well as our sales.

The outlook for the United States economy is highly uncertain and is directly affected by global political factors that are beyond our control. Any escalation of military action involving the United States could cause increased volatility in financial markets, further adversely affecting consumer confidence and spending habits. If current economic conditions do not improve, or if they are made worse by military action involving the United States or by any other circumstances, our business, financial condition and results of operations could be materially adversely affected.

OUR BUSINESS IS HIGHLY SENSITIVE TO EVENTS AND CONDITIONS IN THE NEW YORK CITY AREA.

Our New York City stores generate, in the aggregate, approximately 56% of our annual revenues. Our business will be materially adversely affected if we experience a significant decrease in revenues from these stores. Changes in the demographic or retail environment of our New York City stores, particularly our Madison Avenue flagship store, could result in a significant decrease in our revenues. In addition, our New York City store sales are highly sensitive to events and conditions in the New York City area, and any terrorist event, prolonged period of extreme or unseasonable weather conditions or sustained downturn in economic conditions in the New York City area could cause our New York City stores to suffer a decrease in sales and materially adversely affect our business, financial condition and results of operations.

THE EVENTS OF SEPTEMBER 11, 2001 CONTINUE TO HAVE A NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The business disruption caused by the terrorist attacks of September 11, 2001 (including the destruction of one of our New York City stores) and the indirect impact the attacks have had on consumer spending and tourism had, and continue to have, an adverse effect on our business. These attacks were a significant factor that adversely affected our operating results for the fiscal year ended February 2, 2002. Following the events of September 11, 2001, we experienced a significant decline in sales from the prior fiscal year. Any similar terrorist attacks could have a similar material adverse effect on our business, financial condition and results of operations.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO RESPOND TO CONSTANTLY CHANGING FASHION TRENDS AND CONSUMER DEMANDS.

Our success depends in large part on our ability to identify fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. The products we sell must appeal to consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Consequently, we depend in part upon the continuing favorable market response to the creative efforts of our purchasing and marketing divisions, as well as the design team for our Barneys label merchandise, to anticipate trends and fashions that will appeal to our consumer base. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends will adversely affect our sales.

IF WE DO NOT ACCURATELY PREDICT OUR SALES AND THEY ARE SIGNIFICANTLY LOWER THAN WE EXPECT, OUR PROFITABILITY MAY BE MATERIALLY ADVERSELY AFFECTED.

We make decisions regarding the purchase and production of our merchandise well in advance of the season in which it will be sold, particularly for the November and December holiday season. We incur significant additional expenses leading up to the months of November and December in anticipation of higher sales in those periods, including for acquiring additional inventory, advertising and hiring additional employees. If our sales during any season, particularly our peak seasons, are significantly lower than we expect for any reason, we may not be able to adjust our expenses in a timely fashion and we may be left with a substantial amount of unsold inventory. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. This could have a material adverse effect on our business, financial condition and results of operations. At the same time, if we fail to purchase a sufficient quantity of merchandise, we may not have an adequate supply of products to meet consumer demand. This may cause us to lose sales.

WE ARE DEPENDENT ON OUR RELATIONSHIPS WITH CERTAIN DESIGNERS.

Our relationships with established and emerging designers are a key factor in our position as a pre-eminent retailer of high-fashion merchandise and a substantial portion of our revenues is attributable to our sales of designer merchandise. For example, in the fiscal year ended February 1, 2003, our two top designers (including all brands owned by such designers) accounted for approximately 11% and 4%, respectively, of our total retail sales, and our ten top designers (including all brands owned by such designers) accounted for approximately 28% of our total retail sales. Hence, our success is in part dependent on our relationships with our designers. Most of these relationships are not subject to contractual arrangements, and we have no legal assurance that these relationships will continue. Moreover, all of the brands of our top designers are sold by competitor retailers, and nine of our top ten designers (including both of our top two designers) also have their own dedicated retail stores. If one or more of our top designers were to cease providing us with adequate supplies of merchandise or, conversely, were to increase sales of merchandise through its own stores or to the stores of our competitors, our business, financial condition and results of operations could be materially adversely affected. In addition, any decline in the popularity of any of our designer brands could also have such an effect upon us.

OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED IF THE MANUFACTURERS OF OUR DESIGNER OR BARNEYS LABEL MERCHANDISE EXPERIENCE OPERATIONAL DIFFICULTIES.

Our continued supply of designer and Barneys label merchandise is subject to a number of risks, including:

           o operational issues at the manufacturers' facilities or in the transportation infrastructure;

           o a work stoppage or strike by employees of manufacturers or transporters;

           o the failure of manufacturers to provide merchandise of the requisite quality; and

           o the failure of essential manufacturing or transportation equipment.

If one or more of our more important designers or manufacturers were to interrupt or cease providing us with merchandise on a timely basis, due to one of the circumstances described above or otherwise, our business, financial condition and results of operations could be materially adversely affected.

In addition, certain of our suppliers rely on sole or limited sources of materials for their merchandise. Their inability to obtain sufficient quantities of these materials or to develop alternative sources if required may prevent them from continuing to supply the merchandise in the quantities and at the quality levels and times we require, or at all. This could result in delays, increased costs or our inability to maintain our existing level of operations, which could have a material adverse effect on our business, financial condition and results of operations.

CONDITIONS IN EUROPE COULD ADVERSELY AFFECT OUR SUPPLY OF MERCHANDISE, WHICH COULD DECREASE OUR SALES.

A significant portion of our merchandise is manufactured in Europe, particularly Italy. As a result, political instability or other events resulting in the disruption of trade from Europe (particularly Italy) or the imposition of additional regulations relating to imports from Europe could cause significant delays or interruptions in the supply of our merchandise and have a material adverse effect on our business. There can be no assurance that we could replace the merchandise currently sourced in Europe with merchandise produced elsewhere without a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS COULD SUFFER IF WE DO NOT RETAIN OUR KEY PERSONNEL.

Our future success depends, in large part, on the continued service of our key executive officers and managers who possess significant expertise and knowledge of our business, customers and markets. Further, we do not maintain key person insurance on any of our executive officers or managers and our executive officers and managers (other than our Chief Executive Officer) are not bound by employment contracts. Any loss or interruption of the services of these individuals could significantly reduce our ability to effectively manage our operations because there can be no assurance that we would be able to find appropriate replacements for our key executive officers and managers should the need arise.

OUR BUSINESS IS SUSCEPTIBLE TO EXTREME AND/OR UNSEASONABLE WEATHER CONDITIONS.

Extreme weather conditions in the areas in which our stores are located could have a material adverse effect on our business, financial condition or results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with such unseasonable conditions. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations.

OUR BUSINESS IS HIGHLY COMPETITIVE.

The retail industry, in general, and the upscale retail apparel business, in particular, are intensely competitive. Competition is strong for customers, sales and vendor resources. In addition, during periods of unfavorable economic conditions, we also compete with other discretionary goods in general, and consumers may curtail purchases of certain types of discretionary purchases, such as fashion merchandise, and instead opt to limit their discretionary spending to other types of discretionary purchases.

We compete for customers principally on the basis of quality, fashion, assortment and presentation of merchandise, customer service, marketing and, at times, store ambiance. In our luxury retail business, merchandise assortment is a critical competitive factor, and retail stores compete for exclusive, preferred and limited distribution arrangements with key designers. In addition, we face increasing competition from our designer resources, which have established or expanded their market presence with their own dedicated stores. Some of the retailers with which we compete have substantially greater financial resources than we have and may have other competitive advantages over us.

THERE CAN BE NO ASSURANCE THAT FUTURE STORE OPENINGS WILL BE SUCCESSFUL.

We expect to open approximately ten additional CO-OP stores over the next five years, including two stores in 2003. There can be no assurance that these stores, or any other stores that we might open in the future, will be successful or that our overall gross profit will increase as a result of opening these stores. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

From time to time we receive and review proposals with respect to the opening of additional flagship and regional stores. We do not have any current plan or intention to open any such stores, but we might consider doing so in the event that a compelling opportunity, consistent with our financial resources and business objectives, were to come to our attention. If we were to open a new flagship or regional store, we would have to incur significant expenses to acquire a facility (either through construction or long-term lease), make the necessary store improvements and acquire inventory. There can be no assurance that any such investment would be profitable or otherwise successful.

IF WE ARE UNABLE TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OR IF WE ARE ACCUSED OF INFRINGING ON A THIRD PARTY'S INTELLECTUAL PROPERTY RIGHTS, OUR NET INCOME MAY DECLINE.

We currently own our trademarks and service marks, including the "Barneys New York" and "Barneys" marks. Our trademarks and service marks are registered in the United States and in certain countries in Asia. The laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Moreover, we are unable to predict the effect that any future foreign or domestic intellectual property legislation or regulation may have on our existing or future business. The loss or reduction of any of our significant proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of their trademark or other proprietary rights, whether or not such claims have merit. Such claims may be time consuming and expensive to defend and could result in our being required to cease using the trademark or other rights and selling the allegedly infringing products. This might have a significant impact on our sales and cause us to incur significant litigation costs and expenses.

BECAUSE A SMALL NUMBER OF STOCKHOLDERS OWN A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THOSE STOCKHOLDERS CONTROL ALL MAJOR CORPORATE DECISIONS.

Bay Harbour Management L.C. and Whippoorwill Associates, Inc., collectively, beneficially own approximately 77.7% of the outstanding shares of common stock of Holdings. As a result, Bay Harbour and Whippoorwill are in a position to control the outcome of actions requiring stockholder approval, including the election and removal of directors. Bay Harbour and Whippoorwill have entered into a stockholders agreement with respect to their ownership and voting of the capital stock of Holdings. This concentration of ownership could also facilitate or hinder a negotiated change of control of Holdings.

OUR CREDIT CARD OPERATIONS AND THOSE OF THIRD PARTIES COULD BE AFFECTED BY REGULATIONS THAT ALTER THE USE OR LIMIT THE AVAILABILITY OF CREDIT TO OUR CUSTOMERS.

Sales of our merchandise are facilitated by the use of credit cards, including the use of our proprietary credit card. Our proprietary credit card operations also generate revenue from fees related to extending credit. Our credit card operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to our proprietary credit card, credit to our customers is provided primarily through third parties such as American Express(R), Visa(R), MasterCard(R) and Japanese Credit Bureau(R). Any change in the regulation of credit that would materially limit the availability of credit to our customer base could adversely affect our business, financial condition and results of operations. In addition, changes in credit card use, payment patterns, and default rates may result from a variety of economic, legal, social, and other factors that we cannot control or predict with certainty.

WE ARE SUBJECT TO NUMEROUS OTHER REGULATIONS THAT COULD AFFECT OUR OPERATIONS.

We are subject to certain customs, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances, that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS IS EXPOSED TO FOREIGN CURRENCY FLUCTUATIONS.

A substantial portion of our inventory purchases is denominated in foreign currencies. Changes in currency exchange rates may also affect the relative prices at which we and our competitors sell products in the same market. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, there can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

WE HAVE A SUBSTANTIAL AMOUNT OF EXCESS REORGANIZATION VALUE, WHICH IS AN INTANGIBLE ASSET AND MUST BE TESTED ANNUALLY FOR IMPAIRMENT. IF WE ARE REQUIRED TO REDUCE OUR EXCESS REORGANIZATION VALUE, WE WILL TREAT THE REDUCTION AS AN EXPENSE. THIS WOULD REDUCE OUR STOCKHOLDERS' EQUITY BY AN AMOUNT EQUAL TO THE AMOUNT OF THE REDUCTION.

As of February 1, 2003, the amount of excess reorganization value which we recognized in our financial statements was $147.8 million, and our total stockholders' equity was $155.6 million. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," we must test excess reorganization value annually for impairment. If we are required to reduce the amount of excess reorganization value as a result of our annual impairment tests, we will treat the reduction as an expense. This would reduce our stockholders' equity by an amount equal to the amount of the reduction. Furthermore, inasmuch as excess reorganization value is an intangible asset, there can be no assurance that all or any portion thereof could be realized in the event of a sale or liquidation of our company, regardless of the value at which it is reported in our financial statements.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

We have a substantial amount of indebtedness. At February 1, 2003, after giving effect to our issuance of the units described above under "Recent Developments" and our use of proceeds of the offering, the amount of our outstanding indebtedness is approximately $94.3 million, which could have important consequences. For example, it could:

           o make it more difficult for us to satisfy our obligations with respect to our 9% senior secured notes;

           o limit our ability to obtain additional financing, if needed, for working capital, capital expenditures and general corporate purposes;

           o increase our vulnerability to adverse economic and industry conditions;

           o require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, expansions and other purposes;

           o limit our flexibility in planning for, or reacting to, changes in our business and/or our industry; and

           o place us at a competitive disadvantage compared to our competitors that have less indebtedness.

The terms of the indenture governing our outstanding 9% senior secured notes allow us to incur additional indebtedness, subject to certain limitations. Our Restated Credit Facility permits borrowings under such credit facility of up to $66.0 million, with a $40.0 million sub-limit for the issuance of letters of credit, subject to a borrowing base test. Any additional indebtedness incurred as permitted under the indenture could increase the risks associated with our substantial leverage.

THE INDENTURE AND OUR CREDIT FACILITY IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS ON US.

The indenture and our credit facility impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our restricted subsidiaries, among other things, to:

           o incur additional indebtedness or issue disqualified capital stock;

           o          pay dividends or make other restricted payments;

           o          issue capital stock of certain subsidiaries;

           o          enter into transactions with affiliates;

           o          create or incur liens;

           o          transfer or sell certain assets;

           o incur dividend or other payment restrictions affecting certain subsidiaries;

           o          make capital expenditures; and

           o consummate a merger, consolidation or sale of all or substantially all of our or our subsidiaries' assets.

Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.

In addition to the covenants listed above, our credit facility also limits our ability to enter into sale and leaseback transactions and requires us to maintain compliance with specified financial covenants relating to net worth, earnings, capital expenditures and minimum excess borrowing base availability.

A breach of any of the covenants contained in our credit facility, including our inability to comply with the required financial covenants, could result in an event of default, which would allow the lenders under our credit facility to discontinue lending and/or to declare all borrowings outstanding to be due and payable. We have granted the lenders under our credit facility a first-priority security interest in substantially all of our assets, other than real property leaseholds. In the event of any default under our credit facility, the lenders could elect to foreclose upon the assets pledged to them and to require us to apply all of our available cash to repay our borrowings. If the maturity of the indebtedness outstanding under our credit facility or the notes were to be accelerated, our assets might not be sufficient to repay our indebtedness in full.

DUE TO EVENTS THAT ARE BEYOND OUR CONTROL, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MAKE INTEREST PAYMENTS ON OUR INDEBTEDNESS.

Our ability to make payments on and to refinance our indebtedness, including the 9% senior secured notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. A significant reduction in operating cash flow would likely increase the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to make payments on the 9% senior secured notes or our other indebtedness, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing the notes or such other indebtedness, selling assets or raising equity. There can be no assurance that any of these alternatives could be accomplished on satisfactory terms or that they would yield sufficient funds to repay the 9% senior secured notes and our other indebtedness.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and foreign exchange rates. To address some of these risks we enter into various hedging transactions as described below. We do not use financial instruments for trading purposes and are not a party to any leveraged derivative transactions.

Foreign Currency Risk. We purchase outside of the United States approximately 40% to 50% of the goods which we sell, and we generally pay for such goods in foreign currencies (particularly the Euro, but also the British pound). We periodically enter into foreign exchange forward contracts and option contracts in order to hedge some of our foreign exchange exposure. Absent our hedging transactions, a uniform 10% weakening as of February 3, 2002 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in an $8.1 million decrease in gross profit for the fiscal year ended February 1, 2003. After factoring in the effect of our hedging transactions, a uniform 10% weakening as of February 3, 2002 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in a $1.6 million decrease in gross profit for the fiscal year ended February 1, 2003. Absent our hedging transactions, a uniform 10% weakening as of February 4, 2001 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in an $8.3 million decrease in gross profit for the fiscal year ended February 2, 2002. After factoring in the effect of our hedging transactions, a uniform 10% weakening as of February 4, 2001 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in a $1.7 million decrease in gross profit for the fiscal year ended February 2, 2002. Absent our hedging transactions, a uniform 10% weakening as of January 30, 2000 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in an $8.7 million decrease in gross profit for the fiscal year ended February 3, 2001. After factoring in the effect of our hedging transactions, a uniform 10% weakening as of January 30, 2000 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in a $1.7 million decrease in gross profit for the fiscal year ended February 3, 2001.

This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar. In addition to the direct effect of changes in exchange rates, which is a changed dollar value of the resulting purchases, changes in exchange rates also affect the volume of purchases or the foreign currency purchase price as competitors' prices become more or less attractive.

Interest Rate Risk. Our earnings are affected by changes in short-term interest rates as a result of our revolving credit facility. If short-term interest rates averaged 2% more in the fiscal year ended February 1, 2003, our interest expense would have increased, and net income before taxes would have decreased by $0.6 million. If short-term interest rates averaged 2% more in the fiscal year ended February 2, 2002, our interest expense would have increased, and net loss before taxes would have increased by $0.7 million. If short-term interest rates averaged 2% more in the fiscal year ended February 3, 2001, our interest expense would have increased, and income before taxes would have decreased by $0.9 million. In the event of a change of such magnitude, management would likely take actions to mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data listed below are included in the report on the page indicated.

                                      Index

Report of Independent Auditors.........................................................................     F-1
Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002................................     F-2
Consolidated Statements of Operations for each of the three fiscal years in the period ended
   February 1, 2003....................................................................................     F-3
Consolidated Statements of Changes in Stockholders' Equity for each of the three fiscal years
   in the period ended February 1, 2003................................................................     F-4
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended
   February 1, 2003....................................................................................     F-5
Notes to Consolidated Financial Statements.............................................................     F-6
Schedule I - Condensed Financial Information of Registrant.............................................     F-33
Schedule II - Valuation and Qualifying Accounts........................................................     F-36


All other schedules are omitted either because they are not applicable or the required information is disclosed in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of Holdings to be held on June 20, 2003 (the "Proxy Statement"), which section (other than the Compensation Committee Report and the Audit Committee Report) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after February 1, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information to be set forth in the section entitled "Voting Rights and Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which section is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information on securities that were authorized for issuance under equity compensation plans as of February 1, 2003:

                                                                                                    NUMBER OF SECURITIES REMAINING
                                     NUMBER OF SECURITIES TO BE                                      AVAILABLE FOR FUTURE ISSUANCE
                                      ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE PRICE  UNDER EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS, WARRANTS       OF OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES REFLECTED
           PLAN CATEGORY                     AND RIGHTS                  WARRANTS AND RIGHTS                IN COLUMN (A))
                                                (A)                              (B)                              (C)
---------------------------------  -----------------------------   ------------------------------   -------------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS:
   Employee Stock Option Plan                  1,357,234                  $          9.80                        392,766

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS:
   Stock Option Plan for
   Non-Employee Directors(1)                     270,000                             9.47                         30,000

   Restricted Stock Award
   Agreement with Howard Socol(2)                200,000                              N/A                            N/A
                                   -----------------------------   ------------------------------   ------------------------------
   TOTAL:                                       1,827,234                            9.74                         422,766
                                   =============================   ==============================   ==============================

----------------------------------
     (1) In the fiscal year ended January 29, 2000, we adopted a stock option plan that provides for the granting of non-qualified stock options to non-employee members of Holdings' board of directors. Each "eligible director," as defined in the plan, is granted an option to purchase 5,000 shares of Holdings common stock upon his initial appointment to the board of directors of Holdings, which is exercisable at the fair market value of Holdings common stock on the date of grant. At the discretion of the board of directors of Holdings, additional options may be granted to eligible directors on the date of the annual meeting of Holdings' stockholders that takes place after the initial grant, provided the grantee is an eligible director in office immediately following such annual meeting. The options granted under this plan are exercisable at the fair market value, as determined by Holdings' board of directors, and expire ten years after the date of grant. These options are exercisable:

           o as to one-half of the total number of shares subject to the grant on the date of grant; and

           o as to the remaining shares subject to the grant on the first anniversary of the date of grant.

     (2) Pursuant to an amendment to Mr. Socol's employment agreement, on January 10, 2003, Holdings agreed to make a restricted stock award of 200,000 shares of Holdings common stock to Mr. Socol on February 2, 2003. Pursuant to the restricted stock award agreement between Holdings and Mr. Socol, until the shares vest, the shares will be held in escrow and Mr. Socol may not transfer the shares. In addition, until the shares vest, the shares are subject to a right of repurchase by Holdings upon Mr. Socol's resignation without good reason or termination by Holdings for cause. 100,000 of the shares vest on January 31, 2004 and the other 100,000 shares vest on January 31, 2005, provided that Mr.

Socol does not terminate his employment before those dates. In addition, upon a change of control of Holdings before Mr. Socol's service terminates, if Holdings terminates Mr. Socol's employment without cause or if Mr. Socol terminates his employment for good reason, all 200,000 shares will fully vest. In addition, a portion of the restricted shares will vest upon Mr. Socol's death or disability. As a restricted stock award, no amounts are payable by Mr. Socol upon the vesting of such shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section (other than the Compensation Committee Report and the Audit Committee Report) is incorporated herein by reference.

ITEM 14.   CONTROLS AND PROCEDURES

(a) Holdings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Holdings' filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to Holdings' management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Holdings' management, including its principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this annual report on Form 10-K, Holdings has carried out an evaluation, under the supervision and with the participation of Holdings' management, including Holdings' principal executive officer and Holdings' principal financial officer, of the effectiveness of the design and operation of Holdings' disclosure controls and procedures. Based on such evaluation, Holdings' principal executive officer and principal financial officer concluded that Holdings' disclosure controls and procedures are effective.

(b) There have been no significant changes in Holdings' internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2) -    The response to this portion of Item 15 is submitted as a
                      separate section of this report entitled "List of Financial Statements and Financial Statement Schedules."


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

4.1               Specimen of Holdings' Common Stock Certificate (1)

4.2 Indenture, dated as of April 1, 2003, among Barney's, Inc., Holdings, Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (2)

4.3(a)            Form of Note (included in Exhibit 4.2 hereto)

4.3(b)            Form of Note Guarantee (included in Exhibit 4.2 hereto)

4.4 Registration Rights Agreement, dated April 1, 2003, by and among Holdings, Barney's, Inc., Barneys America, Inc., Barneys
                  (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Jefferies & Company, Inc. (2)

4.5 Warrant Agreement, dated April 1, 2003, between Holdings and Wilmington Trust Company (2)

4.6               Form of Warrant Certificate (included in Exhibit 4.5 hereto)

4.7 Equity Registration Rights Agreement, dated April 1, 2003, by and between Holdings and Jefferies & Company, Inc. (2)

4.8 Security Agreement, dated April 1, 2003, by and among Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (2)

4.9 Security Agreement, dated April 1, 2003, by and between Holdings and Wilmington Trust Company (2)

EXHIBIT                                    NAME OF EXHIBIT
-------                                    ---------------

4.10 Pledge Agreement, dated as of April 1, 2003, by and among Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (2)

4.11 Pledge Agreement, dated as of April 1, 2003, by and among Holdings and Wilmington Trust Company (2)

4.12 Intellectual Property Security Agreement, dated as of April 1, 2003, by Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (2)

10.1 Credit Agreement, among Barney's, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp. and Barneys America (Chicago) Lease Corp., as Borrowers, the lenders party thereto, Citicorp USA, Inc. ("CUSA"), as Administrative Agent for such lenders, and General Electric Capital Corporation, as Documentation Agent (the "1999 Credit Agreement"), dated as of January 28, 1999
                  (1)

10.2              First Amendment to the 1999 Credit Agreement dated as of March
                  23, 1999 (1)

10.3              Second Amendment to the 1999 Credit Agreement dated as of June
                  2, 1999 (3)

10.4 Third Amendment to the 1999 Credit Agreement dated as of November 30, 1999 (4)

10.5              Fourth Amendment to the 1999 Credit Agreement dated as of
                  March 17, 2000 (6)

10.6              Fifth Amendment to the 1999 Credit Agreement dated as of March
                  30, 2001 (9)

10.7 Sixth Amendment to the 1999 Credit Agreement dated as of December 12, 2001 (8)

10.8 Guarantee by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.9 Security Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.10 Pledge Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.11 Pledge Agreement by Barney's, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.12 Security Agreement by Barney's, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.13 Trademark Security Agreement by Barney's, Inc. and BNY Licensing Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.14 Cash Collateral Pledge Agreement by Barney's, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999
                  (1)

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

10.19 Security Agreement by Barneys (NY) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999
                  (1)

10.20 Security Agreement by Basco All-American Sportswear Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.21 Security Agreement by Barneys America (Chicago) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.22 Security Agreement by BNY Licensing Corp. in favor of CUSA as Administrative Agent dated as of January 28, 1999 (1)

10.23 Subordinated Note issued by Barney's, Inc. and payable to Isetan of America, Inc. ("Isetan") dated January 28, 1999 (the "Isetan Note") (1)

10.24             Guarantee by Holdings of the Isetan Note dated January 28,
                  1999 (1)

10.25 Subordinated Note issued by Barney's, Inc. and payable to Bi-Equipment Lessors LLC, dated January 28, 1999 (the "Bi-Equipment Lessors Note") (1)

10.26 Guarantee by Holdings of the Bi-Equipment Lessors Note dated as of January 28, 1999 (1)

10.27 Security Agreement by Barney's, Inc. in favor of Bi-Equipment Lessors LLC dated as of January 28, 1999 (1)

10.28             License Agreement among Barney's, Inc., BNY Licensing Corp.
                  and Barneys Japan Co. Ltd. dated as of January 28, 1999 (1)

10.29 Stock Option Plan for Non-Employee Directors effective as of March 11, 1999 (1)*

10.30             Employee Stock Option Plan (7)*

10.31 Registration Rights Agreement by and among Holdings and the Holders party thereto dated as of January 28, 1999 (the "Registration Rights Agreement") (1)

10.32 Amendment No.1 dated as of February 1, 2000, to the Registration Rights Agreement (4)

10.33 Letter Agreement, dated January 28, 1999, among Bay Harbour, Whippoorwill, Isetan and Holdings (5)

EXHIBIT                                    NAME OF EXHIBIT
-------                                    ---------------

10.34 Employment Agreement between Holdings and Howard Socol effective as of January 8, 2001 (9)*

10.35 First Amendment to Employment Agreement, effective as of January 10, 2003, between Holdings and Howard Socol (2)*

10.36 Registration Rights Agreement between Holdings and Howard Socol dated as of January 8, 2001 (9)

10.37 Restricted Stock Award Agreement, dated February 2, 2003, between Holdings and Howard Socol (2)*

10.38 Option Award Agreement, dated January 8, 2001, between Holdings and Howard Socol (2)*

10.39 Credit Agreement, among Barney's Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp. and Barneys America (Chicago) Lease Corp., as Borrowers, the Lenders party thereto, and General Electric Capital Corporation, as the Administrative Agent for such lenders ("GE Capital"), dated as of July 15, 2002 (the "2002 Credit Agreement") (10)

10.40             Guaranty by Holdings in favor of GE Capital, dated as of July
                  15, 2002 (10)

10.41 Security Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital, dated as of July 15, 2002
                  (10)

10.42 Pledge Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital, dated as of July 15, 2002
                  (10)

10.43 Security Agreement by Holdings in favor of GE Capital, dated as of July 15, 2002 (10)

10.44 Pledge Agreement by Holdings in favor of GE Capital, dated as of July 15, 2002 (10)

10.45 Intellectual Property Security Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital, dated as of July 15, 2002 (10)

10.46 First Amendment, dated as of April 1, 2003, to Security Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital (2)

10.47 Purchase Agreement, dated March 26, 2003, by and among Holdings, Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Jefferies & Company, Inc. (2)

EXHIBIT                                    NAME OF EXHIBIT
-------                                    ---------------

10.48 Restated Credit Agreement, dated as of April 1, 2003, among Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., and Barneys America (Chicago) Lease Corp., as borrowers, the institutions party thereto from time to time as lenders, and General Electric Capital Corporation, for itself, as Lender, and as the Administrative Agent for such lenders (2)

10.49 Omnibus Amendment and Confirmation of Collateral Documents, dated as of April 1, 2003, by and among Holdings, Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys
                  (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., and Barneys America (Chicago) Lease Corp., and General Electric Capital Corporation, as administrative agent for the lenders (2)

10.50 First Amendment to License Agreement, dated as of February 5, 2003, by and between Barney's, Inc., BNY Licensing Corp. and Barneys Japan Co., Ltd. (2)

21                Subsidiaries of the Registrant (2)

23                Consent of Independent Auditors (2)

99.1              Certification of Chief Executive Officer required by 18 U.S.C.
                  Section 1350 (2)

99.2              Certification of Chief Financial Officer required by 18 U.S.C.
                  Section 1350 (2)


(1) Incorporated by reference to Holdings' Registration Statement on Form 10 (the "Form 10") filed with the Securities and Exchange Commission (the "Commission") on June 1, 1999.

(2)        Filed herewith.

(3) Incorporated by reference to Holdings' Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.

(4) Incorporated by reference to Amendment No. 2 to the Form 10 filed with the Commission on February 15, 2000.

(5) Incorporated by reference to Amendment No. 1 to the Form 10 filed with the Commission on October 13, 1999.

(6) Incorporated by reference to Amendment No. 3 to the Form 10 filed with the Commission on April 21, 2000.

(7) Incorporated by reference to Exhibit A to the Proxy Statement of Holdings for its annual meeting of Stockholders held on June 27, 2000.

(8) Incorporated by reference to Holdings' Quarterly Report on Form 10-Q for the quarter ended November 3, 2001.

(9) Incorporated by reference to Holdings' Annual Report on Form 10-K for the year ended February 3, 2001.

(10) Incorporated by reference to Holdings' Quarterly Report on Form 10-Q for the quarter ended August 3, 2002.


*          Management contracts or compensatory plans or arrangements.



(b) Reports on Form 8-K - Holdings did not file any reports on Form 8-K during the quarter ended February 1, 2003.

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

                                  Date:  May 1, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                  Name                                    Date

/s/ Shelley F. Greenhaus                               May 1, 2003
------------------------------------------
Shelley F. Greenhaus
Director

/s/ John Halpern                                       May 1, 2003
------------------------------------------
John Halpern
Director

/s/ Yasuo Okamoto                                      May 1, 2003
------------------------------------------
Yasuo Okamoto
Director

/s/ Allen I. Questrom                                  May 1, 2003
------------------------------------------
Allen I. Questrom
Director

/s/ Howard Socol                                       May 1, 2003
------------------------------------------
Howard Socol
Chairman, President, Chief
Executive Officer and Director

/s/ Carl Spielvogel                                    May 1, 2003
------------------------------------------
Carl Spielvogel
Director

/s/ David A. Strumwasser                               May 1, 2003
------------------------------------------
David A. Strumwasser
Director

/s/ Robert J. Tarr, Jr.                                May 1, 2003
------------------------------------------
Robert J. Tarr, Jr.
Director

/s/ Douglas P. Teitelbaum                              May 1, 2003
------------------------------------------
Douglas P. Teitelbaum
Director

/s/ Steven A. Van Dyke                                 May 1, 2003
------------------------------------------
Steven A. Van Dyke
Director

/s/ Steven M. Feldman                                  May 1, 2003
------------------------------------------
Steven M. Feldman
Executive Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Howard Socol, certify that:

           1. I have reviewed this annual report on Form 10-K of Barneys New York, Inc.;

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 1, 2003

                              /s/ Howard Socol
                              ------------------------------------------------
                              Howard Socol
                              Chairman, President and Chief Executive Officer

I, Steven M. Feldman, certify that:

           1. I have reviewed this annual report on Form 10-K of Barneys New York, Inc.;

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 1, 2003


                            /s/ Steven M. Feldman
                            ----------------------------------------------------
                            Steven M. Feldman
                            Executive Vice President and Chief Financial Officer

                           Annual Report on Form 10-K

                       Item 15(a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules





                           Year-ended February 1, 2003

                             Barneys New York, Inc.

                               New York, New York

Form 10-K--Item 15(a) (1) and (2)

BARNEYS NEW YORK, INC.  AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Barneys New York, Inc. and subsidiaries, included in the Annual Report on Form 10-K of the Company for the year ended February 1, 2003, are incorporated by reference in Item 8:

Consolidated Balance Sheets--February 1, 2003 and February 2, 2002

Consolidated Statements of Operations--
             Year ended February 1, 2003, February 2, 2002 and February 3, 2001

Consolidated Statements of Changes in Stockholders' Equity--
             Year ended February 1, 2003, February 2, 2002 and February 3, 2001

Consolidated Statements of Cash Flows
             Year ended February 1, 2003, February 2, 2002 and February 3, 2001

Notes to Consolidated Financial Statements

The following consolidated financial statement schedules of Barneys New York, Inc. and subsidiaries, are included in Item 15(d):

Schedule I           Condensed Financial Information of Registrant

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

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Barneys New York, Inc.

           We have audited the accompanying consolidated balance sheets of Barneys New York, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2003. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barneys New York, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

           As discussed in Note 2 to the consolidated financial statements, effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


                                               ERNST & YOUNG LLP

New York, New York
March 21, 2003, except for the first paragraph of Note 4 and
     Note 11, as to which the date is April 1, 2003

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                       FEBRUARY 1,      FEBRUARY 2,
                                                                                                          2003             2002
                                                                                                          ----             ----
                                                                                                           (IN THOUSANDS, EXCEPT
                                                                                                                 SHARE DATA)
                                                                ASSETS
  Current assets:
     Cash and cash equivalents...................................................................    $       7,111    $      10,835
     Restricted cash.............................................................................               --              200
     Receivables, less allowances of $4,225 and $4,488...........................................           24,957           26,689
     Inventories.................................................................................           62,252           52,449
     Other current assets........................................................................           14,563            8,616
                                                                                                     -------------    -------------
          Total current assets...................................................................          108,883           98,789
  Fixed assets at cost, less accumulated depreciation and amortization of $37,290 and $26,530....           50,463           50,141
  Excess reorganization value, less accumulated amortization of $26,372..........................          147,764          149,439
  Other assets...................................................................................            1,338            1,454
                                                                                                     -------------    -------------
                                                                                                     $     308,448    $     299,823
                                                                                                     =============    =============


                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current maturities of long-term debt........................................................    $         425    $          --
     Revolving credit facility...................................................................           10,480           23,581
     Accounts payable............................................................................           20,747           23,634
     Accrued expenses............................................................................           33,029           32,246
                                                                                                     -------------    -------------
          Total current liabilities..............................................................           64,681           79,461
  Long-term debt.................................................................................           65,051           57,467
  Other long-term liabilities....................................................................           22,632           15,773
  Series A Redeemable Preferred Stock-- Aggregate liquidation preference $2,000..................              500              500
  Commitments and contingencies
  Stockholders' equity:
     Common stock -- $.01 par value; authorized 25,000,000 shares -- shares
     issued 13,903,227 and 13,903,227............................................................              139              139
  Additional paid-in capital.....................................................................          166,390          166,390
  Other comprehensive income.....................................................................              496               --
  Retained deficit...............................................................................          (11,441)         (19,907)
                                                                                                     -------------    -------------
          Total stockholders' equity.............................................................          155,584          146,622
                                                                                                     -------------    -------------
                                                                                                     $     308,448    $     299,823
                                                                                                     =============    =============

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  FISCAL YEARS ENDED
                                                                                   -----------------------------------------------
                                                                                     FEBRUARY 1,      FEBRUARY 2,      FEBRUARY 3,
                                                                                        2003             2002             2001
                                                                                        ----             ----             ----
                                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Net sales................................................................        $     383,363    $     371,169    $     404,321
  Cost of sales............................................................              204,015          208,845          216,725
                                                                                   -------------    -------------    -------------
             Gross profit..................................................              179,348          162,324          187,596
  Expenses:
     Selling, general and administrative (including occupancy expense of
       $32,421, $31,367, and $29,120)......................................              154,813          154,818          161,523
        Depreciation and amortization......................................               10,760           18,802           18,027
        Other-- net........................................................               (6,327)          (6,957)          (4,833)
                                                                                   -------------    -------------    -------------
  Income (loss) before interest and financing costs, and income taxes......               20,102           (4,339)          12,879
  Interest and financing costs, net of interest income.....................               11,036           10,393           11,723
                                                                                   -------------    -------------    -------------
  Income (loss) before income taxes........................................                9,066          (14,732)           1,156
  Income taxes.............................................................                  600              439              546
                                                                                   -------------    -------------    -------------
  Net income (loss)........................................................        $       8,466    $     (15,171)   $         610
                                                                                   =============    =============    =============
  Basic and diluted earnings (loss) per share..............................        $        0.61    $       (1.09)   $        0.04
                                                                                   =============    =============    =============
  Weighted average number of common shares.................................               13,903           13,903           13,627
                                                                                   =============    =============    =============

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          COMMON STOCK
                                                            ISSUED           ADDITIONAL                      OTHER
                                                       -------------------    PAID-IN      RETAINED      COMPREHENSIVE
                                                       SHARES      AMOUNT     CAPITAL      DEFICIT           INCOME         TOTAL
                                                       ------      ------     -------      -------           ------         -----
                                                                                     (IN THOUSANDS)
Balances at January 29, 2000...................        13,076       $  131  $   159,211  $    (5,346)       $     --    $   153,996
Net income for Fiscal 2000.....................            --           --           --          610              --            610
Exercise of Stock Options and Warrants.........           827            8        7,179           --              --          7,187
                                                       ------       ------  -----------  -----------        --------    -----------
Balances at February 3, 2001...................        13,903          139      166,390       (4,736)             --        161,793
Net loss for Fiscal 2001.......................            --           --           --      (15,171)             --        (15,171)
                                                       ------       ------  -----------  -----------        --------    -----------
Balances at February 2, 2002...................        13,903          139      166,390      (19,907)             --        146,622
Forward Contracts..............................            --           --           --           --             496            496
Net income for Fiscal 2002.....................            --           --           --        8,466              --          8,466
                                                       ------       ------  -----------  -----------        --------    -----------
Balances at February 1, 2003...................        13,903       $  139  $   166,390  $   (11,441)       $    496    $   155,584
                                                       ======       ======  ===========  ===========        ========    ===========



       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               FISCAL YEAR ENDED
                                                                            -------------------------------------------------------
                                                                              FEBRUARY 1,         FEBRUARY 2,         FEBRUARY 3,
                                                                                  2003                2002                2001
                                                                                  ----                ----                ----
                                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................        $        8,466       $      (15,171)    $          610
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization....................................                12,020               19,994             19,107
   Write-off of unamortized bank fees...............................                   641                   --                 --
   Deferred rent....................................................                 2,184                2,667              2,999
Decrease (increase) in:
   Receivables......................................................                 1,732                1,042                403
   Inventories......................................................                (9,803)               8,783             (2,543)
   Other current assets.............................................                  (778)                 795                (31)
   Long-term assets.................................................                    --                   (4)                19
(Decrease) increase in:
   Accounts payable and accrued expenses............................                  (321)              (4,095)             2,478
                                                                            --------------       --------------     --------------
        Net cash provided by operating activities...................                14,141               14,011             23,042
                                                                            --------------       --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions...............................................               (11,082)             (11,982)            (8,499)
Contributions from landlords........................................                    --                  613                 --
Restricted cash.....................................................                   200                   --              2,243
                                                                            --------------       --------------     --------------
        Net cash used in investing activities.......................               (10,882)             (11,369)            (6,256)
                                                                            --------------       --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt..................................................               439,691              397,613            423,745
Repayments of debt..................................................              (445,216)            (406,264)          (440,682)
Payment of bank fees................................................                (1,458)                (525)                --
Proceeds from exercise of stock options and warrants................                    --                   --              7,187
                                                                            --------------       --------------     --------------
        Net cash used in financing activities.......................                (6,983)              (9,176)            (9,750)
                                                                            --------------       --------------     --------------
Net (decrease) increase in cash and cash equivalents................                (3,724)              (6,534)             7,036
Cash and cash equivalents-- beginning of year.......................                10,835               17,369             10,333
                                                                            --------------       --------------     --------------
Cash and cash equivalents-- end of year.............................        $        7,111       $       10,835     $       17,369
                                                                            ==============       ==============     ==============

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.         ORGANIZATION AND BASIS OF PRESENTATION

           Barneys New York, Inc. ("Holdings") and Subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The Company operates 20 stores throughout the United States, including its three flagship stores in New York, Beverly Hills and Chicago. The Company has entered into a licensing arrangement pursuant to which a third party operates two retail stores in Japan and a single in-store department in Singapore, all under the "Barneys New York" name.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (A)        PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of Holdings and its wholly-owned and majority-owned subsidiaries in which Holdings has a controlling financial interest and exercises control over their operations. Intercompany investments and transactions have been eliminated in consolidation.

           (B)        FISCAL YEARS

           References in these financial statements to "2002", "2001" and "2000" are for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001, respectively.

           (C)        CASH AND CASH EQUIVALENTS

           All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents. The carrying value approximates their fair value.

           (D)        ACCOUNTS RECEIVABLE AND FINANCE CHARGES

           The Company provides credit to its customers and performs on-going credit reviews of its customers. Concentration of credit risk is limited because of the large number of customers. Finance charge income recorded in Fiscal 2002, 2001 and 2000 approximated $4,608,000, $4,661,000 and $4,462,000, respectively, and is included in other-net in the statement of operations.

           (E)        INVENTORIES

           Merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market, as determined by the retail inventory method. Merchandise is purchased from many different vendors based throughout the world. Most of the Company's relationships with its vendors are not subject to contractual arrangements. In the fiscal year ended February 1, 2003, our ten top designers (including all brands owned by such designers) accounted for approximately 28% of our total sales, and out two top designers (including all brands owned by such designers) accounted for approximately 11% and 4%, respectively, of our total sales. If one or more of the Company's top designers were to cease providing the Company with adequate supplies of merchandise, the Company's business might, in the short term, be adversely affected. However, management believes that alternative supply sources exist to fulfill the Company's requirements in the event of a disruption.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           (F)        FIXED ASSETS

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

           (G)        EXCESS REORGANIZATION VALUE

           Excess reorganization value represents the adjustment of the Company's balance sheet for reorganization value in excess of amounts allocable to identifiable assets. In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including excess reorganization value. Among other things, SFAS No. 142 requires that goodwill no longer be amortized, but rather be tested annually for impairment. This statement was effective for fiscal years beginning after December 15, 2001. Accordingly, on February 3, 2002, the Company adopted SFAS No. 142, and was required to analyze its excess reorganization value for impairment issues during the first six months of Fiscal 2002, and then on a periodic basis thereafter. In accordance with SFAS No. 142, in Fiscal 2002 the Company completed the required testing for impairment of its excess reorganization value as of both the beginning and end of Fiscal 2002. Based upon the Company's re-evaluation of the first step of the impairment test which screens for potential impairment, the Company concluded that the fair value of the enterprise exceeded its book value. Accordingly, the Company did not need to perform the second step of the test, which measures the amount of the impairment. For the fiscal year ended February 1, 2003, the Company did not record an impairment loss related to excess reorganization value. However, the excess reorganization value of the Company was reduced by approximately $1.7 million during the fiscal year ended February 1, 2003 due to a reversal of a tax reserve resulting from the resolution of tax contingencies existing at the time of the Company's emergence from bankruptcy.

           During the fiscal year ended February 2, 2002 (and prior fiscal years), when SFAS No. 142 was not in effect, the Company amortized excess reorganization value over a twenty-year period. If excess reorganization value had not been amortized during the fiscal years ended February 2, 2002 and February 3, 2001 the Company's adjusted net (loss) income and basic and diluted
(loss) income per share would have been as follows:

                                                                            FISCAL YEAR ENDED               FISCAL YEAR ENDED
                                                                             FEBRUARY 2, 2002               FEBRUARY 3, 2001
                                                                      ------------------------------     -------------------------
                                                                                         BASIC AND                      BASIC AND
                                                                                       DILUTED (LOSS)                    DILUTED
                                                                        NET (LOSS)       INCOME PER         NET        INCOME PER
                                                                          INCOME           SHARE           INCOME         SHARE
                                                                          ------           -----           ------         -----
   As Reported...................................................     $     (15,171)     $   (1.09)      $      610     $   0.04
   Amortization of Excess Reorganization Value...................             8,791           0.63            8,741         0.64
                                                                      -------------      ---------       ----------     --------
   As Adjusted...................................................     $      (6,380)     $   (0.46)      $    9,351     $   0.68
                                                                      =============      =========       ==========     ========


           (H)        EARNINGS PER COMMON SHARE ("EPS")

           Basic EPS is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted EPS reflects the incremental increase in common shares

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES
outstanding assuming the exercise of stock options and warrants that would have had a dilutive effect on earnings per common share. Options and warrants to acquire an aggregate of 1,704,834, 1,734,634 and 787,724 shares of common stock (issued pursuant to the Company's stock option plans and other previously outstanding options and warrants, all of which are discussed in Notes 8(b), 8(c) and 9(b)) were not included in the computation of diluted EPS for Fiscal 2002, 2001 and 2000, respectively, as including them would have been anti-dilutive. Net income (loss) attributed to common stockholders is not materially affected by the 1% dividend on the 5,000 issued and outstanding shares of preferred stock.

           Pro-forma disclosures, as required by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", are computed as if the Company recorded compensation expense based on the fair value for stock-based awards or grants. The following pro-forma information includes the effects of the options discussed in Note 9(b).

                                                                                        FISCAL 2002    FISCAL 2001     FISCAL 2000
                                                                                        -----------    -----------     -----------
   Net income (loss)-as reported....................................................     $   8,466    $     (15,171)    $     610
   Deduct: Stock-based employee compensation expense (income) determined under fair
      value method, net of related tax effects......................................           596              699          (369)
                                                                                         ---------    -------------     ---------
   Pro-forma net income (loss)......................................................     $   7,870    $     (15,870)    $     979
                                                                                         =========    =============     =========
   Net income (loss) per share:
   Basic and diluted-- as reported..................................................     $    0.61    $       (1.09)    $    0.04
   Basic and diluted-- pro-forma....................................................          0.57            (1.14)         0.07


           (I)        IMPAIRMENT OF ASSETS

           The Company records impairment losses on long-lived assets (including excess reorganization value) when events and circumstances indicate that the assets might be impaired. For purposes of evaluating the recoverability of long-lived assets (including excess reorganization value through February 2, 2002), the recoverability test is performed using undiscounted net cash flows of the individual stores and consolidated undiscounted net cash flows for long-lived assets, not identifiable to individual stores. An impairment loss recognized will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. If quoted market prices are not available, the estimate of fair value will be based on the best information available under the circumstances, such as prices for similar assets or the present value of estimated expected future cash flows. Subsequent to February 2, 2002, the Company will determine any impairment in excess reorganization value in accordance with SFAS No. 142 as discussed in Note 2(g).

           In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted SFAS No. 144 effective Fiscal 2002 and did not record any impairment as a result of the adoption of SFAS No. 144.

           (J)        FOREIGN EXCHANGE CONTRACTS

           Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", or SFAS No. 133, which we adopted, as amended, on February 4, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES
entity to recognize all derivative instruments as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

           The Company in the normal course of business routinely enters into forward foreign currency contracts to reduce the risk associated with currency movements related to committed inventory purchases denominated in foreign currency. The Company does not enter into these contracts for the purpose of trading or speculation.

           For the fiscal year ended February 2, 2002, the Company did not designate the forward foreign currency contracts that it entered into as hedges of the anticipated purchases, and therefore, unrealized gains and losses were recognized currently in earnings. Accordingly, in connection with these forward foreign currency contracts outstanding at February 2, 2002, the Company recognized a loss of approximately $300,000 which was included in cost of sales in the Statement of Operations and as a reduction to inventory as of February 2, 2002.

           For the fiscal year ended February 1, 2003, the Company designated its forward foreign currency contracts as cash flow hedges. The Company recorded a gain of approximately $496,000 in other comprehensive income to recognize at fair value the derivatives that were designated as cash flow hedging instruments in accordance with SFAS No. 133. No components of the contracts were excluded in the measurement of the related hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions, therefore, changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during fiscal 2002. At February 1, 2003, the Company's notional amount of approximately 8,506,000 in Euro forward exchange contracts and notional amount of approximately 160,000 in British Pound forward exchange contracts resulted in an aggregate unrealized gain of approximately $496,000 which was included as an addition to other comprehensive income in the Statement of Changes in Stockholders' Equity and an increase to other current assets. The Company expects to reclassify all of the unrealized gain from other comprehensive income into earnings within the next eight month period due to the actual usage of foreign exchange contracts to purchase merchandise and the Company's ultimate sale of that merchandise.

           At February 1, 2003 and February 2, 2002, the notional amount and estimated fair value, utilizing quotes from external sources, of the Company's outstanding forward foreign currency contracts is detailed below:

                                                      FEBRUARY 1, 2003                               FEBRUARY 2, 2002
                                        --------------------------------------------   -------------------------------------------
FOREIGN CURRENCY                          NOTIONAL AMOUNT      ESTIMATED FAIR VALUE      NOTIONAL AMOUNT      ESTIMATED FAIR VALUE
----------------                        -------------------  -----------------------   -------------------  ----------------------
Euro................................          8,506,000               9,100,000              18,146,000             17,772,000
British Pound.......................            160,000                 153,000               1,625,000              1,549,000


           At February 1, 2003, the Company's forward exchange contracts have maturity dates through September 2003.

           (K)        REVENUE RECOGNITION

           Sales, recognized at the point of sale, consist of sales of merchandise, net of returns. Net sales in the Statement of Operations include an estimate for merchandise returns, where a right of return exists, in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists."

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           (L)        ADVERTISING EXPENSES

           The Company expenses advertising costs upon first showing. Advertising expenses were approximately $7,120,000, $6,647,000, and $6,558,000 in Fiscal 2002, 2001, and 2000, respectively.

           (M)        INCOME TAXES

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

           (O)        RECLASSIFICATION

           Certain amounts in the prior year have been reclassified to conform with the current year financial statement presentation.

3.         FIXED ASSETS

           Fixed assets consist of the following:

                                                                          FEBRUARY 1,      FEBRUARY 2,      USEFUL LIFE
                                                                              2003            2002           (IN YEARS)
                                                                              ----            ----           ----------
                                                                                        ($ IN THOUSANDS)
Furniture, fixtures and equipment                                        $      39,470   $      31,404          3 to 7
Leasehold improvements............................................              48,283          45,267         2 to 14
                                                                         -------------   -------------
Total.............................................................              87,753          76,671
Accumulated depreciation and amortization.........................             (37,290)        (26,530)
                                                                         -------------   -------------
Net fixed assets..................................................       $      50,463   $      50,141
                                                                         =============   =============

4.         DEBT

           On January 28, 2004, as discussed below, the Company's $22,500,000 subordinated note, the equipment notes and a contractual rent payment (discussed in Note 5(a)) become due. On April 1, 2003, the Company completed an offering of units and utilized a substantial portion of the net proceeds to refinance these obligations. Therefore, in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", these obligations have been recorded as long-term liabilities in the consolidated balance sheet at February 1, 2003. Contemporaneously with the consummation of the offering, the Company also repaid the term loan and a portion of the revolver loans outstanding under its credit facility and entered into a new revolving credit facility (the "Restated Credit Facility") on the terms of the existing credit facility as amended on April 1, 2003. See Note 11 for a further discussion.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           (A)        REVOLVING CREDIT FACILITY

           The Company entered into a $120,000,000 revolving credit facility in January, 1999 with a $40,000,000 sublimit for the issuance of letters of credit (the "Credit Agreement") with Citicorp USA, Inc., General Electric Capital Corporation, BNY Financial Corporation, and National City Commercial Finance, Inc. maturing on January 28, 2003. In December 2001, the Company entered into an amendment to its Credit Agreement (the "December Amendment"), which among other things, amended and/or eliminated certain of the financial covenants contained therein through fiscal 2002 and decreased the commitment pursuant to that agreement to $105,000,000. In addition, the maturity of the Credit Agreement was extended to February 15, 2003. On July 15, 2002, the Company entered into a new $105,000,000 million credit facility led by General Electric Capital Corporation, as Administrative Agent (the "GE Facility"), which replaced the Company's prior credit facility. The GE Facility provides a $97,000,000 revolving loan commitment (the "Revolver") with a $40,000,000 sub-limit for the issuance of letters of credit and an $8,000,000 term loan commitment (the "Term Loan"). Proceeds from the GE Facility were used to repay in full all amounts outstanding under the previous revolving credit facility with Citibank, N.A. and are being used for working capital, capital expenditures and general corporate purposes. Obligations under the GE Facility are secured by a first priority and perfected lien on substantially all of the assets of the Company.

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

           Interest rates on borrowings under the Revolver are either the Base Rate (as defined in the GE Facility) plus 1.00% or LIBOR plus 2.75%, subject to quarterly adjustment after the first year. Interest rates on the Term Loan are either the Base Rate plus 1.75% or LIBOR plus 3.50% and are subject to weekly adjustments if availability declines below $15,000,000. The GE Facility also provides for a fee of 2.25% per annum on the daily average letter of credit amounts outstanding and a commitment fee of 0.50% on the unused portion of the facility. Average borrowings under the respective credit facilities for the fiscal year ended February 1, 2003 and the fiscal year ended February 2, 2002 were $30.7 million and $35.2 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt was 10.52% and 9.94%, respectively, in the comparable periods.

           In connection with the origination of the GE Facility, the Company incurred fees of approximately $1,500,000. Such fees are being amortized over the life of the GE Facility as interest and financing costs. The unamortized portion of these fees is included in Other Assets. The unamortized fees of approximately $641,000, associated with the prior revolving credit facility, were written off in Fiscal 2002 and are included in Interest expense.

           The GE Facility contains financial covenants relating to net worth, earnings (specifically, earnings before interest, taxes, depreciation and amortization ("EBITDA")) and capital expenditures as outlined below. With the exception of the capital expenditures covenant, which is measured on an annual basis, the covenants discussed herein are required to be measured on a quarterly basis.

           Minimum consolidated net worth. As of the last day of every fiscal quarter, starting with the first fiscal quarter of 2002, consolidated net worth shall not be less than certain minimum amounts. The minimum amount at the end of

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

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

           Capital expenditures. The Company's total capital expenditures for Fiscal 2002 were established at $5,000,000, and are subject to upward adjustment if certain conditions are met. For Fiscal 2003 and beyond, the cap on capital expenditures is $10,000,000 subject to upward adjustment. In addition, pursuant to the GE Facility, the Company was permitted to apply proceeds received in a prior year in connection with the exercise of options and warrants, towards increasing the permitted amount of capital expenditures pursuant to this covenant.

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

           As of February 1, 2003, inclusive of current amounts due, the Company had approximately $18.1 million of loans outstanding under its credit facility, consisting of approximately $10.5 million of borrowings under the revolving portion of the facility and $7.6 million in term loan borrowings. As of February 2, 2002, the Company had approximately $23.6 million of revolving loans outstanding under its credit facility. In addition, at February 1, 2003 and February 2, 2002, $17,982,000 and $12,677,000, respectively, was committed under unexpired letters of credit. Additionally, as collateral for performance on certain leases and as credit guarantees, Barney's, Inc. is contingently liable under standby letters of credit under the GE Facility in the amount of approximately $10,333,000.

           Management believes that it will be in compliance with the financial covenants contained in the GE Facility for the fiscal year ending January 31, 2004. However, any material deviations from the Company's forecasts could require the Company to seek waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.

           (B)        $22,500,000 SUBORDINATED NOTE

           This note bears interest at the stated rate of 10% per annum payable semi-annually, and matures on January 28, 2004.

           The fair value of this note was estimated to be approximately $20,648,000 at January 30, 1999. This amount was not necessarily representative of the amount that could be realized or settled. The difference between the face amount and the fair market value was recorded as a debt discount and is being amortized using the effective interest method. The fair market value was based upon a valuation from an investment banking firm utilizing discounted cash flows and comparable company methodology. After amortization of the debt discount,

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES
this note was recorded at $22,112,000 and $21,678,000 at February 1, 2003 and February 2, 2002, respectively.

           (C)        EQUIPMENT NOTES

           These promissory notes, totaling $35,789,000, bear interest at the stated rate of 11 1/2% per annum payable semi-annually, mature on January 28, 2004, and are secured by a first priority lien on the equipment that was the subject of each of the respective equipment leases. The estimated fair value of the Equipment Notes approximates face value as estimated by an investment banking firm utilizing discounted cash flows and comparable company methodology.

           Whippoorwill Associates, Inc. ("Whippoorwill"), one of the Company's principal shareholders, owns an approximate 25% beneficial interest in the holder of one of the Equipment Notes that has an aggregate principal amount of $34.2 million.

           (D)        OTHER

           During Fiscal 2002, 2001 and 2000, the Company paid interest of approximately $9,447,000, $9,835,000 and $12,100,000, respectively.

5.         COMMITMENTS AND CONTINGENCIES

           (A)        LEASES

           The Company leases real property and equipment under agreements that expire at various dates. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses. In addition, certain real estate leases provide for escalation rentals based upon increases in the lessor's costs or provide for additional rent contingent upon the Company increasing its sales. In accordance with SFAS No. 13 "Accounting for Leases," the Company accounts for the rental payments due under its operating leases on a straight-line basis, and records an annual rent expense for each lease by dividing the total rent payments due during the term of the lease by the number of years in the term of the respective lease. Accordingly, the difference between the cash rent expense and the straight line rent expense is included in other long-term liabilities on the balance sheet.

           At February 1, 2003, total minimum rent payments at contractual rates are as follows for the respective fiscal years:

                                                            ($ IN 000'S)
                                                            ------------

         2003............................................  $      37,460
         2004............................................         24,194
         2005............................................         23,609
         2006............................................         21,615
         2007............................................         21,116
         Thereafter......................................        273,896
                                                           -------------
         Total minimum rent payments.....................  $     401,890
                                                           =============

           Included in the 2003 minimum rent payments set forth in the table above is an aggregate $15.0 million additional rent payment that the Company is required to make on January 28, 2004 pursuant to the terms of the leases for its flagship stores. Such payment was included in the determination of the Company's straight line rent expense.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           Total rent expense in Fiscal 2002, 2001, and 2000, was $32,621,000, $31,701,000, and $29,464,000, respectively, which included percentage rent of $60,000, $37,000, and $135,000, in each of the respective periods.

           (B)        LITIGATION

           On or about July 31, 2002, an individual filed a class action complaint against the Company in the Superior Court for the State of California, County of San Diego. The complaint alleges two causes of action for purported violations of California's Civil Code and Business and Professions Code relating to the alleged requesting by the Company of certain information. The Company believes that the complaint is without merit, that it has substantial defenses to the claims and plans to vigorously defend the lawsuit. In management's judgment, based in part on consultation with legal counsel, this case is not expected to have a material adverse effect on the Company's financial position.

           In addition, the Company is involved in various legal proceedings which are routine and incidental to the conduct of its business. Management believes that none of these proceedings, if determined adversely to the Company, would have a material effect on its financial condition or results of operations.

6.         INCOME TAXES

           The Company consummated a plan of reorganization under Chapter 11 of the Bankruptcy Code on January 28, 1999. Pursuant to the plan, Holdings was formed and all the equity interests in Barney's, Inc. were transferred to Holdings, making Barney's, Inc. a wholly-owned subsidiary of Holdings. Holdings has no independent operations and its primary asset consists of shares of Barney's, Inc. In connection with its acquisition of Barney's, Inc., Holdings made an election under Section 338(g) of the Internal Revenue Code, as a result of which Barney's, Inc. and its subsidiaries are generally treated, for federal income tax purposes, as having sold their assets at the time the plan of reorganization was consummated and thereafter as a new corporation which purchased the same assets as of the beginning of the following day. Consequently, Barney's, Inc. recognized a gain at the time of the deemed sale in an amount equal to the difference between the fair market value of its assets and its collective tax basis of the assets at the time of the sale. The Company used existing net operating loss carryforwards to eliminate the taxable gain recognized as a result of the deemed sale. Nevertheless, the Company was subject to alternative minimum tax. Furthermore, as a result of the Section 338(g) election, Barney's, Inc. surrendered certain remaining tax attributes, including all unutilized net operating loss carryforwards, and surrendered certain tax credits.

           Holdings is the parent of a U.S federal consolidated group that includes Barney's, Inc. and its wholly-owned subsidiaries, collectively referred to as the Consolidated Subsidiaries. Holdings and the Consolidated Subsidiaries file a consolidated U.S federal income tax return. Under the U.S federal consolidated return rules, the Consolidated Subsidiaries generally do not directly pay U.S federal income taxes. Instead, Holdings remits any tax due with respect to the consolidated group. To equitably allocate the consolidated income tax liabilities of the consolidated group between Barney's, Inc., on behalf of itself and its subsidiaries, and the remainder of the group, on January 28, 1999, Holdings entered into a tax sharing and indemnification agreement with the Consolidated Subsidiaries. Under this agreement, Barney's, Inc. is obligated, among other things, to pay to Holdings any taxes attributable to the Consolidated Subsidiaries, and Holdings may be required to compensate Barney's, Inc. for Holdings' use of tax benefits attributable to the Consolidated Subsidiaries.

           For Fiscal 2002, 2001, and 2000, the Company recorded a provision for income taxes of approximately $600,000, $439,000, and $546,000, respectively, which principally relates to state and local income and franchise taxes. The AMT credit carryforward of $69,000 can be carried forward indefinitely, while the net operating loss carryforwards of $28,063,000 begin to expire in 2020. In the comparable periods, the Company paid capital, franchise and income taxes, net of refunds, of approximately $538,000, $359,000, and $542,000, respectively.

           A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate for financial reporting purposes follows:

                                                                            FISCAL 2002    FISCAL 2001     FISCAL 2000
                                                                            -----------    -----------     -----------
U.S. Statutory Rate....................................................         35.0%          35.0%           35.0%
State Taxes............................................................         11.0            2.0            44.0
Tax Benefit Related to Basis Difference due to
   Fresh Start Accounting..............................................           --             --           (65.0)
Other..................................................................         (1.0)           3.0            18.0
Valuation Allowance....................................................        (38.0)         (43.0)           15.0
                                                                              ------          -----          ------
Effective Tax Rate.....................................................          7.0%          (3.0)%          47.0%
                                                                              ======          =====          ======

           Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows ($ in thousands):

                                                                                       FEBRUARY 1,     FEBRUARY 2,
                                                                                          2003            2002
                                                                                          ----            ----
    Deferred tax assets:
       Inventory.................................................................      $       323     $       892
       Provision for doubtful accounts...........................................              299             401
       Tax credit and loss carryforward..........................................           11,293          10,330
       Other.....................................................................            1,925           1,027
                                                                                       -----------     -----------
       Gross deferred tax assets.................................................           13,840          12,650
       Less: Valuation allowance.................................................           (5,684)         (9,168)
                                                                                       -----------     -----------
    Deferred tax assets..........................................................            8,156           3,482
    Deferred tax liabilities:
       Depreciation & amortization...............................................            8,087           3,413
                                                                                       -----------     -----------
       Net deferred tax asset....................................................      $        69     $        69
                                                                                       ===========     ===========

           In each of the years presented above, the total deferred tax assets and deferred tax liabilities are included in other current assets and other long-term liabilities, respectively, on the balance sheet.


7.         RELATED PARTY TRANSACTIONS

           (A)        FLAGSHIP STORE LEASES

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

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

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

           Pursuant to the terms of these leases, the Company is required to pay base rent, as defined, and all operating expenses. Total rent expense (excluding operating expenses) related to these leases was approximately $6,536,000 through June 2001, and $15,635,000 in Fiscal 2000.

           (B)        LICENSING ARRANGEMENTS

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

           Pursuant to the trademark license agreement between BNY Licensing and Barneys Japan Company ("Barneys Japan") (an affiliate of Isetan), a royalty-bearing, exclusive right and license to operate retail store locations in Japan and a royalty-bearing, non-exclusive right and license to operate a department within a retail store in Singapore, under the trademark and trade names "BARNEYS NEW YORK" (the "Trademark License Agreement") has been granted to Barneys Japan. In addition, Barneys Japan has been granted a license to make, sell and distribute certain products bearing the trademark "BARNEYS NEW YORK" and to use "BARNEYS NEW YORK" as part of its corporate name. The Trademark License Agreement expires on December 31, 2015; however, Barneys Japan may renew the agreement for up to three additional ten year terms provided certain conditions are met. Under the terms of the agreement, Barneys Japan pays BNY Licensing or its assignee a minimum royalty of 2.50% of a minimum net sales figure set forth in the agreement (the "Minimum Royalty") and an additional royalty of 2.50% of net sales in excess of the minimum net sales and sales generated from the expansion of Barneys Japan store base (beyond three stores) and business methods. In accordance with a prior arrangement, Isetan received an absolute assignment of 90% of the annual minimum royalties.

           Pursuant to the license agreement between BNY Licensing and Barneys Asia Co., BNY Licensing has granted to Barneys Asia, a royalty-free, exclusive right and license to sublicense the right to operate retail store locations and departments with retail stores in Taiwan, Korea, Thailand, Malaysia, Hong Kong, Indonesia, India, China and the Philippines, and a non-exclusive right and license to sublicense the same activities in Singapore, under the trademark and trade name "BARNEYS NEW YORK". In addition, Barneys Asia has been granted a license to sublicense the right to make, sell and distribute certain products bearing the trademark "BARNEYS NEW YORK". Further, Barneys Asia has been granted a license to use "BARNEYS NEW YORK" as part of its corporate name. All sublicenses granted by Barneys Asia under this agreement must be royalty-bearing. The Barneys Asia License Agreement expires on December 31, 2015; however, Barneys Asia may renew the agreement for up to three additional ten year terms.

           Pursuant to the terms of the trademark license agreement between BNY Licensing and an affiliate of Isetan, the Company is entitled to receive a minimum royalty over the term of this agreement ranging from 45,868,000 to 61,195,106 Japanese Yen ($383,000 to $510,800 at the February 1, 2003 conversion rate of 119.8 Japanese yen to one United States dollar) a year. The minimum royalty revenue is recognized monthly as the license fee accrues. The Company recognized approximately $318,000, $326,000 and $330,000 in royalty income for Fiscal 2002, 2001, and 2000, respectively.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           By a first amendment to the above license agreement dated as of February 5, 2003, the affiliate of Isetan agreed to pay the Company the sum of $750,000 in each of February 2003 and February 2004 in consideration of the Company's consent to certain matters relating to the establishment by the affiliate of Isetan of an additional Barneys New York store in Japan. The Company received the first such payment in February 2003.

8.         STOCKHOLDERS' EQUITY

           Holdings' Certificate of Incorporation (the "Charter") provides that the total number of all classes of stock which Holdings will have authority to issue is 35,000,000 shares, of which 25,000,000 will be Holdings common stock, and 10,000,000 shares will be preferred stock (of which 20,000 shares have been issued (see (d) below)), both having a par value of $0.01 per share. The rights and preferences of the preferred stock are established by the Company's Board of Directors upon issuance. Holdings is prohibited by its Charter from issuing any class or series of non-voting securities.

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

           In accordance with SAB No. 64, Redeemable Preferred Stock, the Company recorded the two separate issuances of redeemable preferred stock at their respective fair values. The 5,000 shares originally issued to Bay Harbour

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

Management L.C. ("Bay Harbour"), one of the Company's principal shareholders, were valued at $500,000. The remaining 15,000 shares were issued to the Barneys Employees Stock Plan Trust (the "Trust"). See Note 9(a) Employees Stock Plan below.

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

           (E)        RESTRICTED STOCK

           Pursuant to an amendment to his employment agreement dated January 10, 2003, Holdings agreed to make a restricted stock award on February 2, 2003 of 200,000 shares of Holdings common stock to Howard Socol, the Company's Chairman, President and Chief Executive Officer. Pursuant to the restricted stock award agreement between Holdings and Mr. Socol, until the shares vest, the shares will be held in escrow and Mr. Socol may not transfer the shares. In addition, until the shares vest, the shares are subject to a right of repurchase by Holdings upon Mr. Socol's resignation without good reason or termination by Holdings for cause. 100,000 of the shares vest on January 31, 2004 and the other 100,000 shares vest on January 31, 2005, provided that Mr. Socol does not terminate his employment before those dates. The agreement also contains an accelerated vesting provision upon the occurrence of certain events.

9.         EMPLOYEE BENEFIT PLANS

           (A)        EMPLOYEES STOCK PLAN

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

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           (B)        STOCK OPTIONS

           The Company has a stock option plan that provides for the granting of stock options to officers and key employees for purchase of Holdings' common shares. This plan is administered by the compensation committee of the Board of Directors, whose members are not eligible for grants under this plan. These options expire ten years from the date of grant and vest 20% on the date of grant, with the remainder vesting ratably over the next four years. The option price is determined by the compensation committee, but cannot be less than 100% of the fair market value of the stock (as defined) at the date the option is granted. As of February 1, 2003, there were 392,766 shares available for future grant under this option plan.

           In Fiscal 2000, pursuant to his employment agreement with the Company, Howard Socol, Chairman, President and Chief Executive Officer, was granted 792,234 options from this plan to purchase an equivalent number of shares of Holdings common stock which are to vest over the term of his employment. Pursuant to an amendment to his employment agreement in Fiscal 2002, Holdings has guaranteed that, as of the date of the first change of control of Holdings, the aggregate amount of compensation derived from all stock options (previously or thereafter) granted to Mr. Socol (and the value of any shares of Holdings common stock acquired upon exercise of such stock options) will be at least $5.0 million. If Holdings achieves certain financial targets, the guarantee will increase to as much as $10.0 million. Following the change of control, Holdings will pay Mr. Socol in cash any shortfall between the aggregate value of all stock options granted to him and the guaranteed amount.

           In addition to the above stock option plan, in Fiscal 1999, the Company adopted a stock option plan that provides for the granting of non-qualified stock options to non-employee members of the Company's Board of Directors. Each Eligible Director (as defined in the option plan) is granted an option to purchase 5,000 shares of Holdings common stock upon their initial appointment to the Board of Directors, exercisable at the fair market value of Holdings common stock at the date of grant. These options expire ten years from the date of grant and vest 50% on the date of grant, with the remainder on the first anniversary therefrom. At the discretion of the Board of Directors, additional options may be granted to Eligible Directors on the date of the annual stockholders' meeting that takes place after the initial grant. As of February 1, 2003, 30,000 shares were available for future grants pursuant to this option plan.

           Following is a summary of the stock option plan activity for each of the respective years:

                                                                                             WEIGHTED AVERAGE
                                                                         SHARES               EXERCISE PRICE
                                                                         ------               --------------
    Outstanding at February 3, 2001................................      1,292,234              $    9.81
    Granted........................................................        489,000                   9.62
    Canceled.......................................................        (46,600)                 10.04
                                                                     -------------
    Outstanding at February 2, 2002................................      1,734,634                   9.75
    Granted........................................................             --                     --
    Canceled.......................................................       (107,400)                  9.89
                                                                     -------------
    Outstanding at February 1, 2003................................      1,627,234                   9.74
                                                                     =============

           At February 1, 2003, the outstanding options have a weighted average remaining contractual life of 7.9 years, with exercise prices ranging from $8.68 -- $10.25.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           Options exercisable at:

                                                                                      WEIGHTED AVERAGE
                                                                     SHARES            EXERCISE PRICE
                                                                     ------            --------------
    February 3, 2001..........................................      136,000               $   9.73
    February 2, 2002..........................................      599,359                   9.74
    February 1, 2003..........................................      972,318                   9.77


           There were no options granted during Fiscal 2002. The weighted average fair value of options granted during Fiscal 2000 and 2001 estimated on the date of grant using the Black Scholes option-pricing model was $1.42 and $1.69, respectively. The fair values were estimated on the date of grant using the following weighted average assumptions: risk-free interest rate range of 4.38% to 6.66% depending on grant date; dividend yield of 0%; and a weighted average expected life ranging from two to 10 years. As the Company's stock is not actively traded, expected volatility was considered not applicable for purposes of this calculation.

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

           (C)        UNION PLAN

           Pursuant to agreements with unions, the Company is required to make periodic pension contributions to union-sponsored multiemployer plans which provide for defined benefits for all union members employed by the Company. Union pension expense aggregated $753,000, $771,000 and $768,000 in Fiscal 2002, 2001 and 2000, respectively. The Company, at present, has no intentions of withdrawing from this plan.

           (D)        401(K) AND MONEY PURCHASE PLAN

           Through December 2001, the Company maintained both a 401(k) Savings Plan and a Money Purchase Plan. All employees of the Company, except for certain employees covered by specific collective bargaining agreements, were eligible to participate in both plans. Pursuant to the terms of the 401(k) Plan, eligible participating employees can elect to contribute between 1% and 13% of their annual compensation up to the annual dollar limits set by the Internal Revenue Service. The Company will match 50% of the first 6% of the participant's elective contributions resulting in a maximum of 3% of total compensation. Effective January 2002, the Company amended the 401(k) Plan and the Money Purchase Plan. Prior to the effective date of the amendments, contributions to the Money Purchase Plan were made 100% by the Company in an amount equal to 3% of a participant's eligible compensation for the year in question, subject to a specified cap. In addition, the 401(k) included a profit sharing feature whereby the Company could make a discretionary contribution of up to 3% of a participant's eligible compensation. The determination of whether or not a contribution is made and, if so, the amount of same, is determined by the Compensation Committee. Pursuant to the amendments, the following occurred: 1) further contributions to the Money Purchase Plan were eliminated commencing with contributions for the 2002 plan year, 2) the plans were consolidated with the new plan now called the Barney's, Inc. Retirement Savings Plan, 3) the adding of a non-discretionary contribution of 1.5% of a participant's eligible compensation for the year in question subject to a specified cap and 4) an increase in the maximum discretionary contribution from 3% to 4% of a participant's eligible compensation.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           The aggregate expense of these plans was $1,560,000, $1,695,000, and $1,982,000 in Fiscal 2002, 2001 and 2000, respectively.

10.        OTHER

           Mr. Questrom, a member of the Board of Directors and former Chairman, President and Chief Executive Officer of the Company is also a member of the board of Polo Ralph Lauren Corporation. During Fiscal 2002, 2001, and 2000, the Company purchased at retail approximately $1,245,000, $1,558,000, and $2,758,000, respectively, of products from Polo Ralph Lauren Corporation.

           Bay Harbour and Whippoorwill, who collectively beneficially own approximately 77% of the outstanding shares of Holdings common stock, are parties to a Stockholders Agreement, dated as of November 13, 1998 (the "Stockholders Agreement"), which sets forth their agreement with respect to certain matters relating to the shares of Holdings common stock held by them. Pursuant to the Stockholders Agreement, each of Bay Harbour and Whippoorwill have agreed to (i) grant rights of first offer as well as tag along rights in the event of a transfer of shares, (ii) grant the right to participate in an acquisition of additional shares of Holdings common stock by one of them, and
(iii) give the other a right of first refusal to purchase shares of Holdings common stock which one of them has requested Holdings to register pursuant to the Registration Rights Agreement entered into on the Effective Date. In addition, Bay Harbour and Whippoorwill have agreed to take all actions necessary to elect three designees of each, one designee of Isetan, the chief executive officer of Holdings, and three independent directors, to the Board of Directors of Holdings. The Stockholders Agreement also generally prohibits each of Bay Harbour and Whippoorwill from voting the shares of Holdings common stock held by it in favor of amending Holdings' Certificate of Incorporation or Bylaws or a sale of the Company without the consent of the other.

           On the Effective Date, pursuant to the plan of reorganization, Messrs. Greenhaus and Strumwasser, who are principals and officers of Whippoorwill (which is a stockholder of Holdings), and Messrs. Teitelbaum and Van Dyke, who are principals of Bay Harbour (which is a stockholder of Holdings), and Mr. Halpern, became members of the board of directors of Holdings.

           Holdings guaranteed the obligations of Barney's, Inc. and its subsidiaries under the Company's $22,500,000 subordinated note and the Equipment Notes (described in Notes 4(b) and (c)), all of which were issued in connection with the Company's bankruptcy reorganization. In addition, Holdings also guaranteed the obligations of Barney's, Inc. and its subsidiaries under the leases for the Company's flagship stores and the licensing arrangements (described in Note 7(b)).

           Approximately 39% of the Company's employees are covered under collective bargaining agreements.

           In April 2002, the FASB, issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," known as SFAS No. 145. This statement, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. In accordance with the provisions of SFAS No. 145, we have elected to adopt this statement early. Accordingly, in connection with the early extinguishment of a prior revolving credit facility, the unamortized fees of approximately $0.6 million related to such facility were written off and are included in interest expense.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs, such as lease termination costs and certain employee severance costs, that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations.

           In 2002, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF 02-16 addresses the accounting by a reseller for consideration received from a vendor. A consensus was reached that cash consideration is presumed to be a reduction in the price of a vendor's product that should be recognized as a reduction of cost of sales. However, this presumption can be overcome when the consideration received is for the reimbursement of specific, identifiable and incremental costs of the reseller. In that event, the consideration, subject to a threshold, is recognized as a reduction in selling, general and administrative expenses. The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, entered into after December 31, 2002. We are currently evaluating the potential impact of adopting the provisions of EITF 02-16 on our consolidated financial position and results of operations.

11.        SUBSEQUENT EVENT

           On April 1, 2003, the Company completed an offering to sell 106,000 units at a price of $850 per unit, for gross proceeds of $90.1 million. Each unit consisted of $1,000 principal amount at maturity of 9% senior secured notes due April 1, 2008 of Barney's, Inc. and one warrant to purchase 3.412 shares of common stock of Holdings at an exercise price of $0.01 per share. Interest is payable semi-annually on April 1 and October 1 commencing on October 1, 2003.

           On or after April 1, 2006 and April 1, 2007, Barney's, Inc., at its option, may redeem some or all of the notes at a redemption price of 109.894% of accreted value, and 100% of principal amount at maturity, respectively, in all cases plus accrued and unpaid interest. Prior to April 1, 2005, Barney's, Inc. can utilize the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount at maturity of the notes, at a redemption price equal to 113.192% of accreted value plus accrued and unpaid interest. If Barney's, Inc. experiences a change of control, each holder of the notes will have the right to sell to Barney's, Inc. all or a portion of their notes at 101% of their accreted value, plus accrued and unpaid interest, to the date of repurchase.

           The Company has entered into a registration rights agreement relating to the notes, pursuant to which the Company is required to file one or more registration statements within specified time periods to provide for the exchange of the notes for freely tradable notes with substantially identical terms. If the Company does not comply with the terms of the registration rights agreement, including the requirement to file an exchange offer registration statement with the SEC within 90 days after the offering, it will be required to pay liquidated damages to holders of the notes in the form of additional cash payments until all defaults under the registration rights agreement have been cured.

           In connection with the offering, Holdings agreed that upon receipt of a written request from the holders of at least 5% of the shares issuable upon exercise of the warrants, Holdings will, as promptly as practicable, file a shelf registration statement covering the resale of the shares issuable upon exercise of the warrants. Holdings may, at its option, file a registration statement covering the resale of the shares issuable upon exercise of the warrants.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           Net proceeds to the Company were approximately $81.7 million after deducting commissions, financial advisory fees and estimated expenses (collectively referred to as the "Offering Fees") of the offering. The Offering Fees of approximately $8.4 million will be deferred and will be included in other assets. Such amount will be amortized to interest expense over the term of the notes. The net proceeds were used to repay the $22,500,000 Subordinated Note; the Equipment Notes; the Term Loan and a portion of the Revolver loans outstanding under the GE Facility; and a substantial portion of the Company's deferred rent obligations pursuant to its flagship leases.

           Upon consummation of the offering, the Company also entered into the Restated Credit Facility. The Restated Credit Facility, which matures on July 15, 2006, is a $70.0 million revolving credit facility under which the Company may borrow up to $66 million, which may be increased to $70.0 million with the consent of the required lenders, subject to a borrowing base test.

           Interest rates on borrowings under the Restated Credit Facility are either the "base rate," as defined in the Restated Credit Facility, plus 1.00% or LIBOR plus 2.50%, subject to quarterly adjustment after August 2, 2004. The Restated Credit Facility also provides for a fee of 2.0% per annum on the maximum amount available to be drawn under each outstanding letter of credit and a tiered unused commitment fee with a weighted average of approximately 0.45% on the unused portion of the credit facility.

           The Restated Credit Facility eliminated, among other things, the 30 day clean-down provision and amended the financial covenants in the GE Facility (as discussed in Note 4(a)), and also added a minimum excess borrowing base availability covenant, all as outlined below.

           o Minimum consolidated net worth-- The minimum amount was set at $147.0 million at the end of the fiscal year ending January 28, 2006.

           o Minimum consolidated EBITDA--The minimum amount at the end of Fiscal 2004 was increased to $29.0 million from $28.0 million; and the minimum amount at the end of Fiscal 2005 was set at $30.0 million.

           o Capital expenditures--The limitation on capital expenditures is $10.0 million per fiscal year, subject to increase if certain conditions are met.

           o Minimum excess borrowing base availability-- The Company is required to maintain minimum excess borrowing base availability of $8.0 million at all times.

           The Restated Credit Facility and the related guarantees thereof are secured by a first-priority lien on substantially all of the Company's assets, other than real property leaseholds. The 9% senior secured notes are guaranteed on a senior secured basis by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. The 9% senior secured notes and the related guarantees are secured by a second-priority lien on the same assets as secure the Restated Credit Facility.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

12.        CONDENSED CONSOLIDATING FINANCIAL INFORMATION

           On April 1, 2003, Barney's, Inc., a subsidiary of the Company, issued $106.0 million principal amount of its 9% senior secured notes due April 1, 2008, as more fully discussed in Note 11 above. These notes have been fully and unconditionally, jointly and severally guaranteed by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. Subject to certain exceptions, Barney's, Inc. is restricted in its ability to make funds available to Holdings. The following condensed consolidating financial information of the Company is being provided pursuant to Article 3-10(d) of Regulation S-X.

                                                                      FISCAL YEAR ENDED FEBRUARY 1, 2003
                                          ----------------------------------------------------------------------------------------
                                                        BARNEY'S,      GUARANTOR     NON-GUARANTOR                    CONSOLIDATED
                                           HOLDINGS       INC.       SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS       TOTAL
                                           --------       ----       ------------    ------------      ------------       -----
                                                                               (IN THOUSANDS)
Net sales.............................    $       --  $   336,298     $  47,065          $  --          $       --     $   383,363
Cost of sales.........................            --      177,218        26,797             --                  --         204,015
                                          ----------  -----------     ---------          -----          ----------     -----------
   Gross profit.......................            --      159,080        20,268             --                  --         179,348
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense of $32,421)................            --      139,850        14,963             --                  --         154,813
 Depreciation and amortization........            --        9,233         1,527             --                  --          10,760
 Other income-- net...................            --       (6,278)          (49)            --                  --          (6,327)
                                          ----------  -----------     ---------          -----          ----------     -----------
   Income before interest
    and financing costs,
    equity in net income
    of subsidiary and
    income taxes......................            --       16,275         3,827             --                  --          20,102
Equity in net income of
    subsidiary........................        (9,027)          --            --             --               9,027              --
Interest and financing costs,
 net of interest income...............           (39)      11,075            --             --                  --          11,036
                                          ----------  -----------     ---------          -----          ----------     -----------
   Income before income taxes.........         9,066        5,200         3,827             --              (9,027)          9,066
Income taxes..........................           600           --            --             --                  --             600
                                          ----------  -----------     ---------          -----          ----------     -----------
   Net income.........................    $    8,466  $     5,200     $   3,827          $  --          $   (9,027)    $     8,466
                                          ==========  ===========     =========          =====          ==========     ===========

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                     FISCAL YEAR ENDED FEBRUARY 2, 2002
                                        -------------------------------------------------------------------------------------------
                                                         BARNEY'S,      GUARANTOR     NON-GUARANTOR                    CONSOLIDATED
                                          HOLDINGS         INC.       SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS       TOTAL
                                          --------         ----       ------------    ------------      ------------       -----
                                                                               (IN THOUSANDS)
Net sales.......................        $        --    $   323,722     $  47,447          $  --          $       --     $   371,169
Cost of sales...................                 --        181,908        26,937             --                  --         208,845
                                        -----------    -----------     ---------          -----          ----------     -----------
   Gross profit.................                 --        141,814        20,510             --                  --         162,324
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense of $31,367)..........                 --        138,488        16,330             --                  --         154,818
 Depreciation and
   amortization.................                 --         17,070         1,732             --                  --          18,802
 Other income-- net.............                 --         (6,345)         (612)            --                  --          (6,957)
                                        -----------    -----------     ---------          -----          ----------     -----------
 (Loss) income before interest
   and financing costs, equity
   in net loss of subsidiary
   and income taxes.............                 --         (7,399)        3,060             --                  --          (4,339)
Equity in net loss of subsidiary             15,098             --            --             --             (15,098)             --
Interest and financing
  costs, net of interest
  income........................               (366)         7,107         3,652             --                  --          10,393
                                        -----------    -----------     ---------          -----          ----------     -----------
   Loss before income taxes                 (14,732)       (14,506)         (592)            --              15,098         (14,732)
Income taxes....................                439             --            --             --                  --             439
                                        -----------    -----------     ---------          -----          ----------     -----------
   Net loss.....................        $   (15,171)   $   (14,506)    $    (592)         $  --          $   15,098     $   (15,171)
                                        ===========    ===========     =========          =====          ==========     ===========

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                     FISCAL YEAR ENDED FEBRUARY 3, 2001
                                         ----------------------------------------------------------------------------------------
                                                       BARNEY'S,      GUARANTOR     NON-GUARANTOR                    CONSOLIDATED
                                          HOLDINGS       INC.       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                          --------       ----       ------------    ------------     ------------        -----
                                                                              (IN THOUSANDS)
  Net sales......................        $      --   $   352,646     $  51,675          $  --          $     --       $   404,321
  Cost of sales..................               --       188,699        28,026             --                --           216,725
                                         ---------   -----------     ---------          -----          --------       -----------
     Gross profit................               --       163,947        23,649             --                --           187,596
  Expenses:
   Selling, general and
     administrative expenses
     (including occupancy
     expense of $29,120).........               --       143,793        17,730             --                --           161,523
   Depreciation and
     amortization................               --        16,587         1,440             --                --            18,027
   Other income-- net............               --        (4,261)         (572)            --                --            (4,833)
                                         ---------   -----------     ---------          -----          --------       -----------
    Income before interest
     and financing costs,
     equity in net income of
     subsidiary and income
     taxes.......................               --         7,828         5,051             --                --            12,879
  Equity in net income of
    subsidiary...................             (554)           --            --             --               554                --
  Interest and financing costs,
    net of interest income.......             (602)        8,455         3,870             --                --            11,723
                                         ---------   -----------     ---------          -----          --------       -----------
    Income (loss) before
     income taxes................            1,156          (627)        1,181             --              (554)            1,156
  Income taxes...................              546            --            --             --                --               546
                                         ---------   -----------     ---------          -----          --------       -----------
     Net income (loss)...........        $     610   $      (627)    $   1,181          $  --          $   (554)      $       610
                                         =========   ===========     =========          =====          ========       ===========

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                              FEBRUARY 1, 2003
                                        -------------------------------------------------------------------------------------------
                                                         BARNEY'S,     GUARANTOR     NON-GUARANTOR                     CONSOLIDATED
                                           HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
                                           --------        ----      ------------    ------------      ------------        -----
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
                 ASSETS
  Current assets:
   Cash and cash equivalents........    $         --   $     6,666    $      445         $  --         $         --     $     7,111
   Receivables, less allowances
    of $4,225.......................              --        24,575           382            --                   --          24,957
   Inventories......................              --        52,879         9,373            --                   --          62,252
   Other current assets.............           8,162         6,097           304            --                   --          14,563
                                        ------------   -----------    ----------         -----         ------------     -----------
      Total current assets..........           8,162        90,217        10,504            --                   --         108,883
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $37,290..........              --        47,550         2,913            --                   --          50,463
  Excess reorganization value,
   less accumulated amortization
   of $26,372.......................              --       147,764            --            --                   --         147,764
  Investment in and advances to
   subsidiary.......................         156,113        29,659            --            --             (185,772)             --
  Other assets......................              --         1,327            11            --                   --           1,338
                                        ------------   -----------    ----------         -----         ------------     -----------
      Total assets..................    $    164,275   $   316,517    $   13,428         $  --         $   (185,772)    $   308,448
                                        ============   ===========    ==========         =====         ============     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Current maturities of
    long-term debt..................    $         --   $       425    $       --         $  --         $         --     $       425
   Revolving credit facility........              --        10,480            --            --                   --          10,480
   Net affiliate payable............              --       115,208        42,547            --             (157,755)             --
   Accounts payable.................              --        20,521           226            --                   --          20,747
   Accrued expenses.................             598        28,382         4,049            --                   --          33,029
                                        ------------   -----------    ----------         -----         ------------     -----------
      Total current liabilities.....             598       175,016        46,822            --             (157,755)         64,681
  Long-term debt....................              --        65,051            --            --                   --          65,051
  Other long-term liabilities.......           8,089        15,313          (770)           --                   --          22,632
  Series A Redeemable Preferred
   Stock -- Aggregate
   liquidation preference $2,000....             500            --            --            --                   --             500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock..................              --            --           214            --                 (214)             --
   Common stock-- $.01 par
    value; authorized
    25,000,000 shares --
    issued 13,903,227 shares........             139            --           341            --                 (341)            139
   Additional paid-in capital.......         166,390            --        45,176            --              (45,176)        166,390
   Other comprehensive income.......              --           496            --            --                   --             496
   Retained deficit.................         (11,441)       60,641       (78,355)           --               17,714         (11,441)
                                        ------------   -----------    ----------         -----         ------------     -----------
      Total stockholders' equity....         155,088        61,137       (32,624)           --              (28,017)        155,584
                                        ------------   -----------    ----------         -----         ------------     -----------
  Total liabilities and
   stockholders' equity.............    $    164,275   $   316,517    $   13,428         $  --         $   (185,772)    $   308,448
                                        ============   ===========    ==========         =====         ============     ===========

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                               FEBRUARY 2, 2002
                                      --------------------------------------------------------------------------------------------
                                                        BARNEY'S,     GUARANTOR     NON-GUARANTOR                     CONSOLIDATED
                                          HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
                                          --------        ----      ------------    ------------      ------------        -----
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
                 ASSETS
  Current assets:
   Cash and cash equivalents.........  $      6,797   $     3,347    $      678         $  13         $         --     $    10,835
   Restricted cash...................            --           200            --            --                   --             200
   Receivables, less allowances
    of $4,488........................            --        26,411           278            --                   --          26,689
   Inventories.......................            --        43,002         9,447            --                   --          52,449
   Other current assets..............         3,489         4,874           253            --                   --           8,616
                                       ------------   -----------    ----------         -----         ------------     -----------
      Total current assets...........        10,286        77,834        10,656            13                   --          98,789
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $26,530...........            --        46,031         4,110            --                   --          50,141
  Excess reorganization value,
   less accumulated amortization
   of $26,372........................            --       149,439            --            --                   --         149,439
  Investment in and advances to
   subsidiary........................       141,294        29,659            --            --             (170,953)             --
  Other assets.......................            --         1,443            11            --                   --           1,454
                                       ------------   -----------    ----------         -----         ------------     -----------
      Total assets...................  $    151,580   $   304,406    $   14,777         $  13         $   (170,953)    $   299,823
                                       ============   ===========    ==========         =====         ============     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Revolving credit facility.........  $         --   $    23,581    $       --         $  --         $         --     $    23,581
   Net affiliate payable.............            --       108,850        48,948            --             (157,798)             --
   Accounts payable..................            --        23,321           313            --                   --          23,634
   Accrued expenses..................         1,044        24,473         6,729            --                   --          32,246
                                       ------------   -----------    ----------         -----         ------------     -----------
      Total current liabilities......         1,044       180,225        55,990            --             (157,798)         79,461
  Long-term debt.....................            --        57,467            --            --                   --          57,467
  Other long-term liabilities........         3,414        13,541        (1,182)           --                   --          15,773
  Series A Redeemable Preferred
   Stock--Aggregate
   liquidation preference $2,000.....           500            --            --            --                   --             500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock...................            --            --           214            --                 (214)             --
   Common stock-- $.01 par
    value; authorized
    25,000,000 shares --
    issued 13,903,227 shares.........           139            --           341            --                 (341)            139
   Additional paid-in capital........       166,390            --        45,176            --              (45,176)        166,390
   Retained deficit..................       (19,907)       53,173       (85,762)           13               32,576         (19,907)
                                       ------------   -----------    ----------         -----         ------------     -----------
      Total stockholders' equity.....       146,622        53,173       (40,031)           13              (13,155)        146,622
                                       ------------   -----------    ----------         -----         ------------     -----------
  Total liabilities and
   stockholders' equity..............  $    151,580   $   304,406    $   14,777         $  13         $   (170,953)    $   299,823
                                       ============   ===========    ==========         =====         ============     ===========

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                      FISCAL YEAR ENDED FEBRUARY 1, 2003
                                         ------------------------------------------------------------------------------------------
                                                         BARNEY'S,     GUARANTOR     NON-GUARANTOR                     CONSOLIDATED
                                          HOLDINGS         INC.      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
                                          --------         ----      ------------    ------------      ------------        -----
                                                                               (IN THOUSANDS)
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net income........................     $    8,466   $      5,200    $   3,827         $    --         $   (9,027)    $      8,466
  Adjustments to reconcile net
   income to net cash (used in)
   provided by operating
   activities:
  Depreciation and amortization.....             --         10,493        1,527              --                 --           12,020
  Write-off of unamortized bank
   fees.............................             --            641           --              --                 --              641
  Deferred rent.....................             --          1,772          412              --                 --            2,184
  Equity in net income of subsidiary         (9,027)            --           --              --              9,027               --
  Decrease (increase) in:
   Receivables......................             --          1,836         (104)             --                 --            1,732
   Inventories......................             --         (9,877)          74              --                 --           (9,803)
   Other current assets.............             --           (727)         (51)             --                 --             (778)
  Increase (decrease) in:
   Accounts payable and accrued
     expenses.......................           (444)         2,890       (2,767)             --                 --             (321)
                                         ----------   ------------    ---------         -------         ----------     ------------
   Net cash (used in) provided by
     operating activities...........         (1,005)        12,228        2,918              --                 --           14,141
                                         ----------   ------------    ---------         -------         ----------     ------------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions.............             --        (10,752)        (330)             --                 --          (11,082)
  Restricted cash...................             --            200           --              --                 --              200
  Investment in and advances to
   subsidiary.......................         (5,792)         8,626       (2,821)            (13)                --               --
                                         ----------   ------------    ---------         -------         ----------     ------------
     Net cash used in investing
      activities....................         (5,792)        (1,926)      (3,151)            (13)                --          (10,882)
                                         ----------   ------------    ---------         -------         ----------     ------------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from debt................             --        439,691           --              --                 --          439,691
  Repayments of debt................             --       (445,216)          --              --                 --         (445,216)
  Payment of bank fees..............             --         (1,458)          --              --                 --           (1,458)
                                         ----------   ------------    ---------         -------         ----------     ------------
     Net cash used in financing
      activities....................             --         (6,983)          --              --                 --           (6,983)
                                         ----------   ------------    ---------         -------         ----------     ------------
  Net (decrease) increase in cash
   and cash equivalents.............         (6,797)         3,319         (233)            (13)                --           (3,724)
  Cash and cash equivalents--
   beginning of period..............          6,797          3,347          678              13                 --           10,835
                                         ----------   ------------    ---------         -------         ----------     ------------
  Cash and cash equivalents-- end
   of period........................     $       --   $      6,666    $     445         $    --         $       --     $      7,111
                                         ==========   ============    =========         =======         ==========     ============

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                       FISCAL YEAR ENDED FEBRUARY 2, 2002
                                       -------------------------------------------------------------------------------------------
                                                       BARNEY'S,      GUARANTOR     NON-GUARANTOR                     CONSOLIDATED
                                         HOLDINGS        INC.       SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
                                         --------        ----       ------------    ------------      ------------        -----
                                                                              (IN THOUSANDS)
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net loss.........................    $   (15,171)  $   (14,506)    $    (592)         $  --          $   15,098     $    (15,171)
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
  Depreciation and amortization....             --        18,262         1,732             --                  --           19,994
  Deferred rent....................            217         2,024           426             --                  --            2,667
  Equity in net loss of subsidiary.         15,098            --            --             --             (15,098)              --
  Decrease (increase) in:
   Receivables.....................             --           888           154             --                  --            1,042
   Inventories.....................             --         7,105         1,678             --                  --            8,783
   Other current assets............           (217)          928            84             --                  --              795
   Long-term assets................             --            (4)           --             --                  --               (4)
  Increase (decrease) in:
   Accounts payable and accrued
     expenses......................             80        (2,990)       (1,185)            --                  --           (4,095)
                                       -----------  ------------     ---------          -----          ----------     ------------
     Net cash provided by
      operating activities.........              7        11,707         2,297             --                  --           14,011
                                       -----------  ------------     ---------          -----          ----------     ------------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions............             --       (11,182)         (800)            --                  --          (11,982)
  Contributions from landlords.....             --           613            --             --                  --              613
  Investment in and advances to
   subsidiary......................         (5,216)        7,267        (2,051)            --                  --               --
                                       -----------  ------------     ---------          -----          ----------     ------------
     Net cash used in investing
      activities...................         (5,216)       (3,302)       (2,851)            --                  --          (11,369)
                                       -----------  ------------     ---------          -----          ----------     ------------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from debt...............             --       397,613            --             --                  --          397,613
  Repayments of debt...............             --      (406,264)           --             --                  --         (406,264)
  Payment of bank fees.............             --          (525)           --             --                  --             (525)
                                       -----------  ------------     ---------          -----          ----------     ------------
     Net cash used in financing
      activities...................             --        (9,176)           --             --                  --           (9,176)
                                       -----------  ------------     ---------          -----          ----------     ------------
  Net decrease in cash and cash
   equivalents.....................         (5,209)         (771)         (554)            --                  --           (6,534)
  Cash and cash equivalents--
   beginning of period.............         12,006         4,118         1,232             13                  --           17,369
                                       -----------  ------------     ---------          -----          ----------     ------------
  Cash and cash equivalents--
   end of period...................    $     6,797  $      3,347     $     678          $  13          $       --     $     10,835
                                       ===========  ============     =========          =====          ==========     ============

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                   FISCAL YEAR ENDED FEBRUARY 3, 2001
                                     --------------------------------------------------------------------------------------------
                                                                      GUARANTOR     NON-GUARANTOR                    CONSOLIDATED
                                       HOLDINGS    BARNEY'S, INC.   SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS       TOTAL
                                       --------    --------------   ------------    ------------      ------------       -----
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss)..............      $      610     $      (627)     $   1,181          $  --           $   (554)    $        610
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating
 activities:
Depreciation and amortization                --          17,667          1,440             --                 --           19,107
Deferred rent..................              --           2,553            446             --                 --            2,999
Equity in net income of
 subsidiary....................            (554)             --             --             --                554               --
Decrease (increase) in:
 Receivables...................              --             489            (86)            --                 --              403
 Inventories...................              --          (2,025)          (518)            --                 --           (2,543)
 Other current assets..........             490            (431)           (90)            --                 --              (31)
 Long-term assets..............              --              14              5             --                 --               19
Increase (decrease) in:
 Accounts payable and
  accrued expenses.............             (33)          2,441             70             --                 --            2,478
                                     ----------     -----------      ---------          -----           --------     ------------
   Net cash provided by
    operating activities.......             513          20,081          2,448             --                 --           23,042
                                     ----------     -----------      ---------          -----           --------     ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Fixed asset additions..........              --          (6,965)        (1,534)            --                 --           (8,499)
Reduction in restricted cash...              --           2,243             --             --                 --            2,243
Investment in and advances to
 subsidiary....................            (719)            626             93             --                 --               --
                                     ----------     -----------      ---------          -----           --------     ------------
   Net cash used in investing
    activities.................            (719)         (4,096)        (1,441)            --                 --           (6,256)
                                     ----------     -----------      ---------          -----           --------     ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from debt.............              --         423,745             --             --                 --          423,745
Repayments of debt.............              --        (440,682)            --             --                 --         (440,682)
Proceeds from exercise of
 stock options and warrants....           7,187              --             --             --                 --            7,187
                                     ----------     -----------      ---------          -----           --------     ------------
   Net cash provided by (used
    in) financing activities...           7,187         (16,937)            --             --                 --           (9,750)
                                     ----------     -----------      ---------          -----           --------     ------------
Net increase (decrease) in
 Cash and cash equivalents.....           6,981            (952)         1,007             --                 --            7,036
Cash and cash equivalents--
 beginning of period...........           5,025           5,070            225             13                 --           10,333
                                     ----------     -----------      ---------          -----           --------     ------------
Cash and cash equivalents--
 end of period.................      $   12,006     $     4,118      $   1,232          $  13           $     --     $     17,369
                                     ==========     ===========      =========          =====           ========     ============

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

13.        QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          2002 -- QUARTER ENDED
                                                                       ----------------------------------------------------------
                                                                          5/4/02         8/3/02         11/2/02         2/1/03
                                                                       ------------  -------------  -------------   -------------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales......................................................        $     92,475  $     81,603   $     103,299   $     105,986
Gross profit...................................................              42,469        40,157          46,249          50,473
Net income (loss)..............................................                 478          (439)          2,877           5,550
Basic and diluted EPS..........................................                0.03         (0.03)           0.21            0.40


                                                                                           2001 -- QUARTER ENDED
                                                                       ----------------------------------------------------------
                                                                           5/5/01         8/4/01         11/3/01         2/2/02
                                                                       -------------  -------------  -------------   ------------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales......................................................        $     94,069   $     85,146   $     89,408    $    102,546
Gross profit...................................................              43,220         38,808         36,623          43,673
Net (loss) income..............................................              (3,301)        (3,860)        (8,448)            438
Basic and diluted EPS..........................................               (0.24)         (0.28)         (0.61)           0.03


                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                               FISCAL YEAR     FISCAL YEAR     FISCAL YEAR
                                                                                  ENDED           ENDED           ENDED
                                                                               FEBRUARY 1,     FEBRUARY 2,     FEBRUARY 3,
                                                                                  2003            2002            2001
                                                                             -------------   --------------   ------------
                                                                                             (IN THOUSANDS)
  Expenses:
  Selling, general and administrative expenses.........................       $        --    $          --     $       --
   Loss before interest and financing costs, equity in net
     (income) loss of subsidiary and income taxes......................                --               --             --
  Equity in net (income) loss of subsidiary............................            (9,027)          15,098           (554)
  Interest and financing costs, net of interest income.................               (39)            (366)          (602)
                                                                              -----------    -------------     ----------
     Income (loss) before income taxes.................................             9,066          (14,732)         1,156
  Income taxes.........................................................               600              439            546
                                                                              -----------    -------------     ----------
     Net income (loss).................................................       $     8,466    $     (15,171)    $      610
                                                                              ===========    =============     ==========

                                   SCHEDULE I

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                            CONDENSED BALANCE SHEETS

                                                                                                    FISCAL YEAR      FISCAL YEAR
                                                                                                       ENDED            ENDED
                                                                                                    FEBRUARY 1,      FEBRUARY 2,
                                                                                                       2003             2002
                                                                                                  --------------   -------------
                                                                                                        (IN THOUSANDS, EXCEPT
                                                                                                             SHARE DATA)
                                                          ASSETS
  Current assets:
   Cash and cash equivalents...............................................................       $          --    $       6,797
   Other current assets....................................................................               8,162            3,489
                                                                                                  -------------    -------------
     Total current assets..................................................................               8,162           10,286
  Investment in and advances to subsidiary.................................................             156,113          141,294
                                                                                                  -------------    -------------
     Total assets..........................................................................       $     164,275    $     151,580
                                                                                                  =============    =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accrued expenses........................................................................       $         598    $       1,044
                                                                                                  -------------    -------------
     Total current liabilities.............................................................                 598            1,044
  Other long-term liabilities..............................................................               8,089            3,414
  Series A Redeemable Preferred Stock -- Aggregate liquidation
      preference $2,000....................................................................                 500              500
  Commitments and contingencies
  Stockholders' equity:
   Common stock-- $.01 par value; authorized 25,000,000 shares--
     issued 13,903,227 shares..............................................................                 139              139
   Additional paid-in capital..............................................................             166,390          166,390
   Retained deficit........................................................................             (11,441)         (19,907)
                                                                                                  -------------    -------------
     Total stockholders' equity............................................................             155,088          146,622
                                                                                                  -------------    -------------
  Total liabilities and stockholders' equity...............................................       $     164,275    $     151,580
                                                                                                  =============    =============

                                   SCHEDULE I

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                              FISCAL YEAR     FISCAL YEAR     FISCAL YEAR
                                                                                 ENDED           ENDED           ENDED
                                                                              FEBRUARY 1,     FEBRUARY 2,     FEBRUARY 3,
                                                                                 2003            2002            2001
                                                                            -------------   --------------  -------------
                                                                                           (IN THOUSANDS)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................................        $     8,466    $     (15,171)   $       610
  Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
  Equity in net (income) loss of subsidiary..........................             (9,027)          15,098           (554)
  Deferred rent......................................................                 --              217             --
  Decrease (increase) in:
   Other current assets..............................................                 --             (217)           490
  Increase (decrease) in:
   Accounts payable and accrued expenses.............................               (444)              80            (33)
                                                                             -----------    -------------    -----------
     Net cash (used in) provided by operating activities.............             (1,005)               7            513
                                                                             -----------    -------------    -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in and advances to subsidiary...........................             (5,792)          (5,216)          (719)
                                                                             -----------    -------------    -----------
     Net cash used in investing activities...........................             (5,792)          (5,216)          (719)
                                                                             -----------    -------------    -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options and warrants.....................                 --               --          7,187
                                                                             -----------    -------------    -----------
     Net cash provided by financing activities.......................                 --               --          7,187
                                                                             -----------    -------------    -----------
  Net (decrease) increase in cash and cash equivalents...............             (6,797)          (5,209)         6,981
  Cash and cash equivalents-- beginning of period....................              6,797           12,006          5,025
                                                                             -----------    -------------    -----------
  Cash and cash equivalents-- end of period..........................        $        --    $       6,797    $    12,006
                                                                             ===========    =============    ===========


NOTE TO CONDENSED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

           The condensed financial statements of the Company are provided in compliance with the requirements of Rule 5-04 and 12-04 of Regulation S-X.

           In the Company's condensed financial statements, the Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. The Company's share of net income (loss) of its subsidiaries is included in net income (loss) using the equity method of accounting. The condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                                FEBRUARY 1, 2003


                 COLUMN A                         COLUMN B                COLUMN C                COLUMN D        COLUMN E
  --------------------------------------       --------------  -----------------------------  ---------------  -------------
                                                                         ADDITIONS
                                                               -----------------------------
                                                 BALANCE AT      CHARGED TO      CHARGED TO                      BALANCE AT
                                                BEGINNING OF      COSTS AND         OTHER                          END OF
                DESCRIPTION                        PERIOD        EXPENSES(A)      ACCOUNTS      DEDUCTIONS(B)      PERIOD
                -----------                        ------        -----------      --------      -------------      ------
                                                                                (IN THOUSANDS)
  YEAR ENDED FEBRUARY 3, 2001
   Deducted from asset accounts:
   Allowance for returns and doubtful
     accounts...........................          $  3,599        $  2,982         $   --        $   2,253        $  4,328
                                                  ========        ========         ======        =========        ========

  YEAR ENDED FEBRUARY 2, 2002
   Deducted from asset accounts:
   Allowance for returns and doubtful
     accounts...........................          $  4,328        $  1,840         $   --        $   1,680        $  4,488
                                                  ========        ========         ======        =========        ========

  YEAR ENDED FEBRUARY 1, 2003
   Deducted from asset accounts:
   Allowance for returns and doubtful
     accounts...........................          $  4,488        $  1,323         $   --        $   1,586        $  4,225
                                                  ========        ========         ======        =========        ========



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

4.1               Specimen of Holdings' Common Stock Certificate (1)

4.2 Indenture, dated as of April 1, 2003, among Barney's, Inc., Holdings, Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (2)

4.3(a)            Form of Note (included in Exhibit 4.2 hereto)

4.3(b)            Form of Note Guarantee (included in Exhibit 4.2 hereto)

4.4 Registration Rights Agreement, dated April 1, 2003, by and among Holdings, Barney's, Inc., Barneys America, Inc., Barneys
                  (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Jefferies & Company, Inc. (2)

4.5 Warrant Agreement, dated April 1, 2003, between Holdings and Wilmington Trust Company (2)

4.6               Form of Warrant Certificate (included in Exhibit 4.5 hereto)

4.7 Equity Registration Rights Agreement, dated April 1, 2003, by and between Holdings and Jefferies & Company, Inc. (2)

4.8 Security Agreement, dated April 1, 2003, by and among Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (2)

4.9 Security Agreement, dated April 1, 2003, by and between Holdings and Wilmington Trust Company (2)

4.10 Pledge Agreement, dated as of April 1, 2003, by and among Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (2)

EXHIBIT                                   NAME OF EXHIBIT
-------                                   ---------------

4.11 Pledge Agreement, dated as of April 1, 2003, by and among Holdings and Wilmington Trust Company (2)

4.12 Intellectual Property Security Agreement, dated as of April 1, 2003, by Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (2)

10.1 Credit Agreement, among Barney's, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp. and Barneys America (Chicago) Lease Corp., as Borrowers, the lenders party thereto, Citicorp USA, Inc. ("CUSA"), as Administrative Agent for such lenders, and General Electric Capital Corporation, as Documentation Agent (the "1999 Credit Agreement"), dated as of January 28, 1999
                  (1)

10.2              First Amendment to the 1999 Credit Agreement dated as of March
                  23, 1999 (1)

10.3              Second Amendment to the 1999 Credit Agreement dated as of June
                  2, 1999 (3)

10.4 Third Amendment to the 1999 Credit Agreement dated as of November 30, 1999 (4)

10.5              Fourth Amendment to the 1999 Credit Agreement dated as of
                  March 17, 2000 (6)

10.6              Fifth Amendment to the 1999 Credit Agreement dated as of March
                  30, 2001 (9)

10.7 Sixth Amendment to the 1999 Credit Agreement dated as of December 12, 2001 (8)

10.8 Guarantee by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.9 Security Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.10 Pledge Agreement by Holdings in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.11 Pledge Agreement by Barney's, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.12 Security Agreement by Barney's, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.13 Trademark Security Agreement by Barney's, Inc. and BNY Licensing Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.14 Cash Collateral Pledge Agreement by Barney's, Inc. in favor of CUSA as the Administrative Agent dated as of January 28, 1999
                  (1)

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

10.19 Security Agreement by Barneys (NY) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999
                  (1)

10.20 Security Agreement by Basco All-American Sportswear Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.21 Security Agreement by Barneys America (Chicago) Lease Corp. in favor of CUSA as the Administrative Agent dated as of January 28, 1999 (1)

10.22 Security Agreement by BNY Licensing Corp. in favor of CUSA as Administrative Agent dated as of January 28, 1999 (1)

10.23 Subordinated Note issued by Barney's, Inc. and payable to Isetan of America, Inc. ("Isetan") dated January 28, 1999 (the "Isetan Note") (1)

10.24             Guarantee by Holdings of the Isetan Note dated January 28,
                  1999 (1)

10.25 Subordinated Note issued by Barney's, Inc. and payable to Bi-Equipment Lessors LLC, dated January 28, 1999 (the "Bi-Equipment Lessors Note") (1)

10.26 Guarantee by Holdings of the Bi-Equipment Lessors Note dated as of January 28, 1999 (1)

10.27 Security Agreement by Barney's, Inc. in favor of Bi-Equipment Lessors LLC dated as of January 28, 1999 (1)

10.28             License Agreement among Barney's, Inc., BNY Licensing Corp.
                  and Barneys Japan Co. Ltd. dated as of January 28, 1999 (1)

10.29 Stock Option Plan for Non-Employee Directors effective as of March 11, 1999 (1)*

10.30             Employee Stock Option Plan (7)*

10.31 Registration Rights Agreement by and among Holdings and the Holders party thereto dated as of January 28, 1999 (the "Registration Rights Agreement") (1)

10.32 Amendment No.1 dated as of February 1, 2000, to the Registration Rights Agreement (4)

10.33 Letter Agreement, dated January 28, 1999, among Bay Harbour, Whippoorwill, Isetan and Holdings (5)

10.34 Employment Agreement between Holdings and Howard Socol effective as of January 8, 2001 (9)*

10.35 First Amendment to Employment Agreement, effective as of January 10, 2003, between Holdings and Howard Socol (2)*

10.36 Registration Rights Agreement between Holdings and Howard Socol dated as of January 8, 2001 (9)

EXHIBIT                                   NAME OF EXHIBIT
-------                                   ---------------

10.37 Restricted Stock Award Agreement, dated February 2, 2003, between Holdings and Howard Socol (2)*

10.38 Option Award Agreement, dated January 8, 2001, between Holdings and Howard Socol (2)*

10.39 Credit Agreement, among Barney's Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp. and Barneys America (Chicago) Lease Corp., as Borrowers, the Lenders party thereto, and General Electric Capital Corporation, as the Administrative Agent for such lenders ("GE Capital"), dated as of July 15, 2002 (the "2002 Credit Agreement") (10)

10.40             Guaranty by Holdings in favor of GE Capital, dated as of July
                  15, 2002 (10)

10.41 Security Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital, dated as of July 15, 2002
                  (10)

10.42 Pledge Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital, dated as of July 15, 2002
                  (10)

10.43 Security Agreement by Holdings in favor of GE Capital, dated as of July 15, 2002 (10)

10.44 Pledge Agreement by Holdings in favor of GE Capital, dated as of July 15, 2002 (10)

10.45 Intellectual Property Security Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital, dated as of July 15, 2002 (10)

10.46 First Amendment, dated as of April 1, 2003, to Security Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital (2)

10.47 Purchase Agreement, dated March 26, 2003, by and among Holdings, Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Jefferies & Company, Inc. (2)

10.48 Restated Credit Agreement, dated as of April 1, 2003, among Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., and Barneys America (Chicago) Lease Corp., as borrowers, the institutions party thereto from time to time as lenders, and General Electric Capital Corporation, for itself, as Lender, and as the Administrative Agent for such lenders (2)

10.49 Omnibus Amendment and Confirmation of Collateral Documents, dated as of April 1, 2003, by and among Holdings, Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys
                  (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., and Barneys America (Chicago) Lease Corp., and General Electric Capital Corporation, as administrative agent for the lenders (2)

EXHIBIT                                   NAME OF EXHIBIT
-------                                   ---------------

10.50 First Amendment to License Agreement, dated as of February 5, 2003, by and between Barney's, Inc., BNY Licensing Corp. and Barneys Japan Co., Ltd. (2)

21                Subsidiaries of the Registrant (2)

23                Consent of Independent Auditors (2)

99.1              Certification of Chief Executive Officer required by 18 U.S.C.
                  Section 1350 (2)

99.2              Certification of Chief Financial Officer required by 18 U.S.C.
                  Section 1350 (2)


(1) Incorporated by reference to Holdings' Registration Statement on Form 10 (the "Form 10") filed with the Securities and Exchange Commission (the "Commission") on June 1, 1999.

(2)        Filed herewith.

(3) Incorporated by reference to Holdings' Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.

(4) Incorporated by reference to Amendment No. 2 to the Form 10 filed with the Commission on February 15, 2000.

(5) Incorporated by reference to Amendment No. 1 to the Form 10 filed with the Commission on October 13, 1999.

(6) Incorporated by reference to Amendment No. 3 to the Form 10 filed with the Commission on April 21, 2000.

(7) Incorporated by reference to Exhibit A to the Proxy Statement of Holdings for its annual meeting of Stockholders held on June 27, 2000.

(8) Incorporated by reference to Holdings' Quarterly Report on Form 10-Q for the quarter ended November 3, 2001.

(9) Incorporated by reference to Holdings' Annual Report on Form 10-K for the year ended February 3, 2001.

(10) Incorporated by reference to Holdings' Quarterly Report on Form 10-Q for the quarter ended August 3, 2002.


*          Management contracts or compensatory plans or arrangements.