Form 10-Q
period 2003-05-03
BARNEYS NEW YORK INC
filed 2003-06-17
CIK 1087414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

{ X } Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2003 or

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

                             Yes { X }     No {   }

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

           As of June 13, 2003 there were 14,103,227 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================


                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                            QUARTER ENDED May 3, 2003

                                Table of Contents

                                                                                        Page No.
PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

               Condensed consolidated statements of operations - Three months
                ended May 3, 2003 and May 4, 2002                                           3

               Condensed consolidated balance sheets - May 3, 2003 and
                February 1, 2003                                                            4

               Condensed consolidated statements of cash flows - Three months
                ended May 3, 2003 and May 4, 2002                                           5

               Notes to condensed consolidated financial statements - May 3, 2003           6

ITEM 2.        Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                      16

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk                  23

ITEM 4.        Controls and Procedures                                                     23


PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                           24

ITEM 2.        Changes in Securities and Use of Proceeds                                   24

ITEM 6.        Exhibits and Reports on Form 8-K                                            26



SIGNATURES                                                                                 27


PART 1.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                   MAY 3, 2003            MAY 4, 2002
                                                                                -------------------   -------------------

Net sales                                                                                 $ 91,385              $ 92,475
Cost of sales                                                                               50,597                50,006
                                                                                -------------------   -------------------

          Gross profit                                                                      40,788                42,469

Expenses:

  Selling, general and administrative expenses (including occupancy costs)                  37,718                38,308
  Depreciation and amortization                                                              2,809                 2,554
  Other income - net                                                                        (2,048)               (1,670)
                                                                                -------------------   -------------------
          Income before interest and financing costs
              and income taxes                                                               2,309                 3,277

Interest and financing costs, net of interest income                                         3,369                 2,703
                                                                                -------------------   -------------------

          (Loss) income before income taxes                                                 (1,060)                  574

Income taxes                                                                                   150                    96
                                                                                -------------------   -------------------

          Net (loss) income                                                               $ (1,210)               $  478
                                                                                ===================   ===================

Basic and diluted net (loss) income per share of common stock                              $ (0.09)               $ 0.03
                                                                                ===================   ===================

Weighted average number of shares of common
     stock outstanding                                                                      14,103                13,903
                                                                                ===================   ===================


     The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                                MAY 3,           FEBRUARY 1,
                                                                                                 2003               2003
                                                                                           ------------------ ------------------
       ASSETS

       Current assets:
           Cash and cash equivalents                                                               $   5,476          $   7,111
           Receivables, less allowances of $4,200 and $4,225                                          27,993             24,957
           Inventories                                                                                61,561             62,252
           Other current assets                                                                       14,739             14,563
                                                                                           ------------------ ------------------
                 Total current assets                                                                109,769            108,883
       Fixed assets at cost, less accumulated depreciation
            and amortization of $40,099 and $37,290                                                   48,381             50,463
       Excess reorganization value                                                                   147,764            147,764
       Other assets                                                                                    9,089              1,338
                                                                                           ------------------ ------------------

                 Total assets                                                                      $ 315,003          $ 308,448
                                                                                           ================== ==================

       LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
           Current maturities of long-term debt                                                    $       -          $     425
           Revolving credit facility                                                                  17,445             10,480
           Accounts payable                                                                           15,366             20,747
           Accrued expenses                                                                           25,142             33,029
                                                                                           ------------------ ------------------
                 Total current liabilities                                                            57,953             64,681

       Long-term debt                                                                                 88,357             65,051
       Other long-term liabilities                                                                    11,230             22,632

       Series A Redeemable Preferred Stock - Aggregate liquidation preference $2,000                     500                500

       Stockholders' equity:
           Common stock--$.01 par value; authorized
                25,000,000 shares--shares issued 14,103,227 and 13,903,227                               141                139
           Additional paid-in capital                                                                169,187            166,390
           Other comprehensive income                                                                    286                496
           Retained deficit                                                                          (12,651)           (11,441)
                                                                                           ------------------ ------------------
                 Total stockholders' equity                                                          156,963            155,584
                                                                                           ------------------ ------------------

       Total liabilities and stockholders' equity                                                  $ 315,003          $ 308,448
                                                                                           ================== ==================



The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                          MAY 3, 2003        MAY 4, 2002
                                                                        ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                               $ (1,210)             $ 478
Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
      Depreciation and amortization                                                3,422              2,960
      Write-off of unamortized bank fees                                             364                  -
      Deferred rent                                                                  598                605
      Deferred compensation                                                          106                  -
(Increase) decrease in:
     Receivables                                                                  (3,036)              (768)
     Inventories                                                                     691              1,536
     Other current assets                                                            358               (662)
     Long-term assets                                                             (1,597)                 -
 (Decrease) increase in:
     Accounts payable and accrued expenses                                       (13,268)           (13,540)
                                                                        ----------------- ------------------
          Net cash used in operating activities                                  (13,572)            (9,391)
                                                                        ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions                                                               (727)            (3,577)
                                                                        ----------------- ------------------
          Net cash used in investing activities                                     (727)            (3,577)
                                                                        ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit agreement                                                   128,444            110,400
Repayments of credit agreement                                                  (129,054)           (99,228)
Proceeds from senior note offering                                                90,100                  -
Repayment of long term debt                                                      (58,064)                 -
Payment of deferred rent obligation                                              (12,000)                 -
Debt origination costs                                                            (6,762)                 -
                                                                        ----------------- ------------------
          Net cash provided by financing activities                               12,664             11,172
                                                                        ----------------- ------------------

Net decrease in cash and cash equivalents                                         (1,635)            (1,796)
Cash and cash equivalents - beginning of period                                    7,111             10,835
                                                                        ----------------- ------------------
Cash and cash equivalents - end of period                                        $ 5,476            $ 9,039
                                                                        ================= ==================


   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

           Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 3, 2003 are not necessarily indicative of the results for the entire year.

           The balance sheet at February 1, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

(2)        Debt

           Long-Term Debt consisted of the following at:

                                           May 3, 2003        February 1, 2003
         (000's)                       -----------------------------------------
         9% Senior secured notes       $      88,357        $            -
         Term loan borrowings                      -                 7,150
         $22,500 Subordinated Note                 -                22,112
         Equipment Notes                           -                35,789
                                       ------------------   --------------------
         Total                         $      88,357        $       65,051
                                       ==================   ====================

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

           Net proceeds to the Company from the offering were approximately $81.7 million after deducting commissions, financial advisory fees and estimated expenses (collectively referred to as the "Offering Fees") of the offering. The Offering Fees of approximately $8.4 million were deferred and are included in other assets. Such amount will be amortized to interest expense over the term of the notes. The net proceeds from the offering were used to repay the $22,500,000 Subordinated Note; the Equipment Notes; the Term Loan and a portion of the Revolver loans outstanding under the GE Facility; and a substantial portion of the Company's deferred lease obligations pursuant to its flagship leases.

           The 9% senior secured notes are guaranteed on a senior secured basis by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. The 9% senior secured notes and the related guarantees are secured by a second-priority lien on the same assets as secure the Company's credit facility.


(3)        Income Taxes

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. For the three months ended May 3, 2003 and May 4, 2002, a provision for federal income taxes has not been recorded due to the significant net operating loss carry-forwards available to the Company. In the respective periods, however, the Company has provided income taxes principally for state, local and franchise taxes.

(4)        Earnings (loss) Per Share ("EPS")

           Basic EPS is computed as net (loss) income available to common stockholders divided by the weighted average number of common shares outstanding. Diluted EPS reflects the incremental increase in common shares outstanding assuming the exercise of stock options and warrants that would have had a dilutive effect on EPS. Net (loss) income attributed to common stockholders is not materially affected by the 1% dividend on the 5,000 issued and outstanding shares of preferred stock.

           Options and warrants to acquire an aggregate of 1,627,234 and 1,734,464 shares of common stock were not included in the computation of diluted earnings per common share for the three months ended May 3, 2003 and May 4, 2002, respectively, as including them would have been anti-dilutive.


(5)        Stock-based Compensation

           Pro-forma disclosures, as required by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", are computed as if the Company recorded compensation expense based on the fair value for stock-based awards or grants. The following pro-forma information includes the effects of the options discussed above.


                                                                                             THREE MONTHS ENDED
                                                                                             ------------------
                                                                                            MAY 3,        MAY 4,
                                                                                             2003          2002
                                                                                          ----------    ----------
   Net (loss) income -as reported...................................................      $  (1,210)    $     478
   Deduct: Stock-based employee compensation expense determined under fair value
      method, net of related tax effects............................................           (125)         (149)
                                                                                          ----------    ----------
   Pro-forma net (loss) income .....................................................      $  (1,335)    $     329
                                                                                          ==========    ==========
   Net (loss) income per share:
   Basic and diluted-- as reported..................................................      $   (0.09)    $    0.03
   Basic and diluted-- pro-forma....................................................          (0.09)         0.02


           As of May 3, 2003, the Company's common stock was quoted on the Nasdaq Over-The-Counter Bulletin Board, but was only traded on a limited or sporadic basis and there was no established public trading market for such common stock.


(6)        New Accounting Pronouncements

           In 2002, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting by a reseller for consideration received from a vendor. A consensus was reached that cash consideration is presumed to be a reduction in the price of a vendor's product that should be recognized as a reduction of cost of sales. However, this presumption can be overcome when the consideration received is for the reimbursement of specific, identifiable and incremental costs of the reseller. In that event, the consideration, subject to a threshold, is recognized as a reduction in selling, general and administrative expenses. The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, entered into after December 31, 2002.

           In the three months ended May 3, 2003, the implementation of the provisions of EITF 02-16 had the effect of increasing selling, general and administrative expenses and net loss by $458,000 and $58,000, respectively, and decreasing cost of sales by $400,000. EITF 02-16 had no impact on the Company's cash flows. Had EITF 02-16 been in effect for the three months ended May 4, 2002, selling, general and administrative expenses would have increased by approximately $296,000 and cost of sales and net income would have decreased by approximately $260,000 and $36,000, respectively, for the three months ended May 4, 2002.

(7)        Other

           On or about July 31, 2002, an individual filed a class action complaint against the Company in the Superior Court for the State of California, County of San Diego. The complaint alleges two causes of action for purported violations of California's Civil Code and Business and Professions Code relating to the alleged requesting by the Company of certain information. The complaint seeks relief on a class basis under the statutes permitting a plaintiff to recover a fine, in the discretion of the court, and such other damages which each member of the class may have suffered as a result of our alleged conduct. The complaint further seeks an accounting of all moneys and profits received by us in connection with the alleged violations as well as injunctive relief with respect to the alleged practices. Certification of the class and attorneys fees is sought as well. The Company believes that the complaint is without merit, that it has substantial defenses to the claims and plans to vigorously defend the lawsuit. A proposed settlement of this matter received preliminary court approval on May 1, 2003. The settlement is subject to final court approval on or about June 19, 2003 as well as satisfaction of certain other conditions. No assurances can be provided that the proposed settlement will be finalized in accordance with its terms. In management's judgment, based in part on consultation with legal counsel, neither this case nor the proposed settlement is expected to have a material adverse effect on the Company's financial position.

           In addition, the Company is involved in various legal proceedings which are routine and incidental to the conduct of its business. Management believes that none of these proceedings, if determined adversely to the Company, would have a material effect on its financial condition or results of operations.

(8)        Condensed Consolidating Financial Information

           On April 1, 2003, Barney's, Inc., a subsidiary of Holdings, issued $106.0 million principal amount of its 9% senior secured notes due April 1, 2008, as more fully discussed in Note 2 above. These notes have been fully and unconditionally, jointly and severally guaranteed by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. Subject to certain exceptions, Barney's, Inc. is restricted in its ability to make funds available to Holdings. The following condensed consolidating financial information of the Company is being provided pursuant to Article 3-10(d) of Regulation S-X.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                          THREE MONTHS ENDED MAY 3, 2003
                                            ---------------------------------------------------------------------------------------
                                                         BARNEY'S,      GUARANTOR     NON-GUARANTOR                   CONSOLIDATED
                                            HOLDINGS       INC.       SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS      TOTAL
                                            --------       ----       ------------    ------------      ------------      -----
                                                                                (IN THOUSANDS)
Net sales.............................     $       --   $   80,967      $ 10,418          $  --           $      --    $    91,385
Cost of sales.........................             --       45,608         4,989             --                  --         50,597
                                           -----------  -----------     ---------         ------          ----------   ------------
   Gross profit.......................             --       35,359         5,429             --                  --         40,788
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense)...........................            106       34,156         3,456             --                  --         37,718
 Depreciation and amortization........             --        2,629           180             --                  --          2,809
 Other income-- net...................             --       (2,048)           --             --                  --         (2,048)
                                           -----------  -----------     ---------         ------          ----------   ------------
   (Loss) income before interest
    and financing costs,
    equity in net loss of
    subsidiary and
    income taxes......................           (106)         622         1,793             --                  --          2,309
Equity in net loss of
    subsidiary........................            954           --            --             --                (954)            --
Interest and financing costs,
 net of interest income...............             --        3,369            --             --                  --          3,369
                                           -----------  -----------     ---------         ------          ----------   ------------
   (Loss) income before income taxes..         (1,060)      (2,747)        1,793             --                 954         (1,060)
Income taxes..........................            150           --            --             --                  --            150
                                           -----------  -----------     ---------         ------          ----------   ------------
   Net (loss) income..................     $   (1,210)  $   (2,747)     $  1,793          $  --           $     954    $    (1,210)
                                           ===========  ===========     =========         ======          ==========   ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                          THREE MONTHS ENDED MAY 4, 2002
                                          ------------------------------------------------------------------------------------------
                                                         BARNEY'S,      GUARANTOR     NON-GUARANTOR                    CONSOLIDATED
                                          HOLDINGS         INC.       SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS       TOTAL
                                          --------         ----       ------------    ------------      ------------       -----
                                                                               (IN THOUSANDS)
Net sales.......................        $        --    $    82,131     $  10,344          $  --           $      --      $   92,475
Cost of sales...................                 --         45,169         4,837             --                  --          50,006
                                        ------------   ------------    ----------         ------          ----------     -----------
   Gross profit.................                 --         36,962         5,507             --                  --          42,469
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense).....................                 --         34,692         3,616             --                  --          38,308
 Depreciation and
   amortization.................                 --          2,131           423             --                  --           2,554
 Other income-- net.............                 --         (1,670)           --             --                  --          (1,670)
                                        ------------   ------------    ----------         ------          ----------     -----------
 Income before
   interest and
   financing costs,
   equity in net income of
   subsidiary and income
   taxes........................                 --          1,809         1,468             --                  --           3,277
Equity in net income of subsidiary             (550)            --            --             --                 550              --

Interest and financing
  costs, net of interest
  income........................                (24)         2,727            --             --                  --           2,703
                                        ------------   ------------    ----------         ------          ----------     -----------

Income (loss) before income
   taxes........................                574           (918)        1,468             --                (550)            574
Income taxes....................                 96             --            --             --                  --              96
                                        ------------   ------------    ----------         ------          ----------     -----------
   Net income (loss)............        $       478    $      (918)    $   1,468          $  --           $    (550)     $      478
                                        ============   ============    ==========         ======          ==========     ===========


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                 MAY 3, 2003
                                          ------------------------------------------------------------------------------------------
                                                         BARNEY'S,     GUARANTOR     NON-GUARANTOR                     CONSOLIDATED
                                           HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
                                           --------        ----      ------------    ------------      ------------        -----
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
  ASSETS
  Current assets:
   Cash and cash equivalents.........   $         --   $     5,185    $      291         $  --         $         --     $     5,476
   Receivables, less allowances
    of $4,200........................             --        27,702           291            --                   --          27,993
   Inventories.......................             --        50,201        11,360            --                   --          61,561
   Other current assets..............          8,906         5,545           288            --                   --          14,739
                                        -------------  -----------    -----------        ------        -------------    ------------
      Total current assets...........          8,906        88,633        12,230            --                   --         109,769
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $40,099...........             --        45,574         2,807            --                   --          48,381
  Excess reorganization value........             --       147,764            --            --                   --         147,764
  Investment in and advances to
   subsidiary........................        156,876        29,510            --            --             (186,386)             --
  Other assets.......................             --         9,078            11            --                   --           9,089
                                        -------------  -----------    -----------        ------        -------------    ------------
      Total assets...................   $    165,782   $   320,559    $   15,048         $  --         $   (186,386)    $   315,003
                                        =============  ===========    ===========        ======        =============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Revolving credit facility.........   $         --   $    17,445    $       --         $  --         $         --     $    17,445
   Net affiliate payable.............             --       117,248        42,075            --             (159,323)             --
   Accounts payable..................             --        15,197           169            --                   --          15,366
   Accrued expenses..................            516        19,321         5,305            --                   --          25,142
                                        -------------  -----------    -----------        ------        -------------    ------------
      Total current liabilities......            516       169,211        47,549            --             (159,323)         57,953
  Long-term debt.....................             --        88,357            --            --                   --          88,357
  Other long-term liabilities........          8,089         4,811        (1,670)           --                   --          11,230
  Series A Redeemable Preferred
   Stock--Aggregate
   liquidation preference $2,000.....            500            --            --            --                   --             500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock...................             --            --           214            --                 (214)             --
   Common stock-- $.01 par
    value; authorized
    25,000,000 shares --
    issued 14,103,227 shares.........            141            --           341            --                 (341)            141
   Additional paid-in capital........        169,187            --        45,176            --              (45,176)        169,187
   Other comprehensive income.......              --           286            --            --                   --             286
   Retained deficit..................        (12,651)       57,894       (76,562)           --               18,668         (12,651)
                                        -------------  -----------    -----------        ------        -------------    ------------
      Total stockholders' equity.....        156,677        58,180       (30,831)           --              (27,063)        156,963
                                        -------------  -----------    -----------        ------        -------------    ------------
  Total liabilities and
   stockholders' equity..............   $    165,782   $   320,559    $   15,048         $  --         $   (186,386)    $   315,003
                                        =============  ===========    ===========        ======        =============    ============


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                               FEBRUARY 1, 2003
                                           -----------------------------------------------------------------------------------------
                                                         BARNEY'S,     GUARANTOR     NON-GUARANTOR                     CONSOLIDATED
                                           HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
                                           --------        ----      ------------    ------------      ------------        -----
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
  ASSETS
  Current assets:
   Cash and cash equivalents........    $         --   $     6,666    $      445         $  --         $         --     $     7,111
   Receivables, less allowances
    of $4,225.......................              --        24,575           382            --                   --          24,957
   Inventories......................              --        52,879         9,373            --                   --          62,252
   Other current assets.............           8,162         6,097           304            --                   --          14,563
                                        -------------  ------------   -----------        ------        -------------    ------------
      Total current assets..........           8,162        90,217        10,504            --                   --         108,883
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $37,290..........              --        47,550         2,913            --                   --          50,463
  Excess reorganization value,
   less accumulated amortization
   of $26,372.......................              --       147,764            --            --                   --         147,764
  Investment in and advances to
   subsidiary.......................         156,113        29,659            --            --             (185,772)             --
  Other assets......................              --         1,327            11            --                   --           1,338
                                        -------------  ------------   -----------        ------        -------------    ------------
      Total assets..................    $    164,275   $   316,517    $   13,428         $  --         $   (185,772)    $   308,448
                                        =============  ============   ===========        ======        =============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Current maturities of
    long-term debt..................    $         --   $       425    $       --         $  --         $         --     $       425
   Revolving credit facility........              --        10,480            --            --                   --          10,480
   Net affiliate payable............              --       115,208        42,547            --             (157,755)             --
   Accounts payable.................              --        20,521           226            --                   --          20,747
   Accrued expenses.................             598        28,382         4,049            --                   --          33,029
                                        -------------  ------------   -----------        ------        -------------    ------------
      Total current liabilities.....             598       175,016        46,822            --             (157,755)         64,681
  Long-term debt....................              --        65,051            --            --                   --          65,051
  Other long-term liabilities.......           8,089        15,313          (770)           --                   --          22,632
  Series A Redeemable Preferred
   Stock -- Aggregate
   liquidation preference $2,000....             500            --            --            --                   --             500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock..................              --            --           214            --                 (214)             --
   Common stock-- $.01 par
    value; authorized
    25,000,000 shares --
    issued 13,903,227 shares........             139            --           341            --                 (341)            139
   Additional paid-in capital.......         166,390            --        45,176            --              (45,176)        166,390
   Other comprehensive income.......              --           496            --            --                   --             496
   Retained deficit.................         (11,441)       60,641       (78,355)           --               17,714         (11,441)
                                        -------------  ------------   -----------        ------        -------------    ------------
      Total stockholders' equity....         155,088        61,137       (32,624)           --              (28,017)        155,584
                                        -------------  ------------   -----------        ------        -------------    ------------
  Total liabilities and
   stockholders' equity.............    $    164,275   $   316,517    $   13,428         $  --         $   (185,772)    $   308,448
                                        =============  ============   ===========        ======        =============    ============


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                         THREE MONTHS ENDED MAY 3, 2003
                                         -------------------------------------------------------------------------------------------
                                                         BARNEY'S,     GUARANTOR     NON-GUARANTOR                     CONSOLIDATED
                                          HOLDINGS         INC.      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
                                          --------         ----      ------------    ------------      ------------        -----
                                                                               (IN THOUSANDS)
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net (loss) income.................     $   (1,210)  $     (2,747)   $   1,793         $    --         $      954     $     (1,210)
  Adjustments to reconcile net
   (loss) income to net cash
   (used in) provided by operating
    activities:
  Depreciation and amortization.....             --          3,242          180              --                 --            3,422
  Write-off of unamortized bank
   fees.............................             --            364           --              --                 --              364
  Deferred rent.....................             --            598           --              --                 --              598
  Deferred compensation.............            106             --           --              --                 --              106
  Equity in net loss of subsidiary..            954             --           --              --               (954)              --
  Decrease (increase) in:
   Receivables......................             --         (3,127)          91              --                 --           (3,036)
   Inventories......................             --          2,678       (1,987)             --                 --              691
   Other current assets.............             --            342           16              --                 --              358
   Long-term assets.................             --         (1,597)          --              --                 --           (1,597)
  Increase (decrease) in:
   Accounts payable and accrued
     expenses.......................            (82)       (14,385)       1,199              --                 --          (13,268)
                                         -----------  -------------  -----------         -------         ----------     ------------
     Net cash (used in) provided by
     operating activities...........           (232)       (14,632)       1,292              --                 --          (13,572)
                                         -----------  -------------  -----------         -------         ----------     ------------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions.............             --           (652)         (75)             --                 --             (727)
  Investment in and advances to
   subsidiary.......................            232          1,139       (1,371)             --                 --               --
                                         -----------  -------------  -----------         -------         ----------     ------------
     Net cash provided by (used in)
     investing activities..............         232            487       (1,446)             --                 --             (727)
                                         -----------  -------------  -----------         -------         ----------     ------------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from credit agreement....             --        128,444           --              --                 --          128,444
  Repayments of credit agreement....             --       (129,054)          --              --                 --         (129,054)
  Proceeds from senior note
  offering..........................             --         90,100           --              --                 --           90,100
  Repayment of long term debt.......             --        (58,064)          --              --                 --          (58,064)
  Payment of deferred rent
   obligation.......................             --        (12,000)          --              --                 --          (12,000)
  Debt origination costs............             --         (6,762)          --              --                 --           (6,762)
                                         -----------  -------------  -----------         -------         ----------     ------------
     Net cash provided by financing
     activities....................              --         12,664           --              --                 --           12,664
                                         -----------  -------------  -----------         -------         ----------     ------------
  Net decrease in cash
   and cash equivalents.............             --         (1,481)        (154)             --                 --           (1,635)
  Cash and cash equivalents--
   beginning of period..............             --          6,666          445              --                 --            7,111
                                         -----------  -------------  -----------         -------         ----------     ------------
  Cash and cash equivalents-- end
   of period........................     $       --   $      5,185   $      291          $   --          $      --      $     5,476
                                         ===========  =============  ===========         =======         ==========     ============


                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                           THREE MONTHS ENDED MAY 4, 2002
                                           -----------------------------------------------------------------------------------------
                                                          BARNEY'S,      GUARANTOR     NON-GUARANTOR                   CONSOLIDATED
                                            HOLDINGS        INC.       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                            --------        ----       ------------    ------------     ------------       -----
                                                                                (IN THOUSANDS)
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net income (loss)................       $       478  $       (918)    $   1,468          $  --         $     (550)   $        478
  Adjustments to reconcile net
  income (loss) to net cash provided by
  (used in)
  operating activities:
  Depreciation and amortization....                --         2,537           423             --                 --           2,960
  Deferred rent....................                --           605            --             --                 --             605
  Equity in net income of
  subsidiary.......................              (550)           --            --             --                550              --
  Decrease (increase) in:
   Receivables.....................                --          (760)           (8)            --                 --            (768)
   Inventories.....................                --         3,001        (1,465)            --                 --           1,536
   Other current assets............                --          (629)          (33)            --                 --            (662)
  Increase (decrease) in:
   Accounts payable and accrued
     expenses......................             1,122       (13,460)       (1,202)            --                 --         (13,540)
                                          ------------ -------------    ----------         ------        -----------    ------------
     Net cash provided by (used in)
     operating activities..........             1,050        (9,624)         (817)            --                 --          (9,391)
                                          ------------ -------------    ----------         ------        -----------    ------------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions............                --        (3,541)          (36)            --                 --          (3,577)
  Investment in and advances to
   subsidiary......................            (3,576)        2,450         1,126             --                 --              --
                                          ------------ -------------    ----------         ------        -----------    ------------
     Net cash (used in) provided by
     investing activities...........           (3,576)       (1,091)        1,090             --                 --          (3,577)
                                          ------------ -------------    ----------         ------        -----------    ------------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from credit agreement                   --       110,400            --             --                 --         110,400
  Repayments of credit agreement                   --       (99,228)           --             --                 --         (99,228)
                                          ------------ -------------    ----------         ------        -----------    ------------
     Net cash provided by financing
     activities.......................             --        11,172            --             --                 --          11,172
                                          ------------ -------------    ----------         ------        -----------    ------------
  Net (decrease) increase in cash and
  cash equivalents.................            (2,526)          457           273             --                 --          (1,796)
  Cash and cash equivalents--
   beginning of period.............             6,797         3,347           678             13                 --          10,835
                                          ------------ -------------    ----------         ------        -----------    ------------
  Cash and cash equivalents--
   end of period...................       $     4,271  $      3,804     $     951          $  13         $       --    $      9,039
                                          ============ =============    ==========         ======        ===========    ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," or similar expressions. These statements include, among others, statements regarding the Company's expected business outlook, anticipated financial and operating results, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount and timing of future store openings and capital expenditures, the likelihood of the Company's success in expanding its business, financing plans, working capital needs and sources of liquidity.

Forward-looking statements are only estimates or predictions and are not guarantees of performance. These statements are based on the Company's management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for the merchandise the Company sells, the introduction of new merchandise, store opening costs, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company's ability to control or predict. Such factors include, but are not limited to, the following:

     o    the continued appeal of luxury apparel and merchandise;

     o    economic conditions and their effect on consumer spending;

     o    the Company's dependence on its relationships with certain designers;

     o the Company's ability and the ability of its designers to design and introduce new merchandise that appeals to consumer tastes and demands;

     o    events and conditions in the New York City area;

     o new competitors entering the market or existing competitors expanding their market presence;

     o    the Company's ability to accurately predict its sales;

     o the continued service of the Company's key executive officers and managers;

     o    the Company being controlled by its principal stockholders;

     o the Company's ability to enforce its intellectual property rights and defend infringement claims;

     o    interruptions in the supply of the merchandise the Company sells;

     o    changing preferences of the Company's customers;

     o    the Company's ability to borrow additional funds;

     o    the Company's substantial indebtedness;

     o significant operating and financial restrictions placed on the Company by the indenture governing Barney's, Inc.'s 9% senior secured notes and the Company's credit facility; and

     o other factors referenced in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003, including those set forth under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

           The Company believes the forward-looking statements in this Form 10-Q are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

Results of Operations

           The Company sells to consumers through three inter-related distribution channels consisting of full-price stores, outlet stores and warehouse sale events.

Three Months Ended May 3, 2003 Compared to the Three Months Ended May 4, 2002

           Net sales for the three months ended May 3, 2003 were $91.4 million compared to $92.5 million for the three months ended May 4, 2002, a decrease of 1.2%. Comparable store sales declined 1.5%. Sales in the period were impacted by a continued weak economic environment, compounded by geo-political events, including the war in Iraq and unseasonably cool temperatures and extreme weather conditions, particularly in the Northeast region where a significant portion of the Company's sales are generated.

           Gross profit on sales decreased 4.0% to $40.8 million for the three months ended May 3, 2003 from $42.5 million in the three months ended May 4, 2002. This decrease is primarily due to the sales decrease discussed above and increased promotional selling. As a result, gross profit as a percentage of net sales was 44.6% for the three months ended May 3, 2003 compared to 45.9% for the three months ended May 4, 2002. Gross profit for the three months ended May 3, 2003 was also favorably impacted by $400,000 in connection with the implementation of EITF 02-16.

           Selling, general and administrative expenses, including occupancy expenses, decreased 1.5% in the three months ended May 3, 2003 to $37.7 million from $38.3 million in the three months ended May 4, 2002. Selling, general and administrative expenses for the three months ended May 3, 2003 were unfavorably impacted by $458,000 in connection with the implementation of EITF 02-16. In the three months ended May 3, 2003, personnel and related costs decreased in the aggregate approximately $0.6 million. These savings resulted from various factors including reductions in hours worked, position eliminations, and reduced variable personnel costs in line with the reduced sales discussed above. Excluding the unfavorable impact of EITF 02-16, net advertising costs decreased $0.5 million from the three months ended May 4, 2002 principally as a result of timelier billing of contractual vendor contributions associated therewith. These reductions, as well as other individually less significant reductions in costs as a result of reduced sales and continued cost reduction focus, were offset by higher insurance premiums of $0.2 million and higher net occupancy costs of $0.1 million. The higher net occupancy costs were primarily driven by significant increases in real estate taxes associated with our New York area locations. As a result of the continued focus on reducing the operating expenses of the Company, selling, general and administrative expenses, excluding the impact of EITF 02-16, declined to 40.8% of sales in the three months ended May 3, 2003 from 41.4% in the three months ended May 4, 2002.

           Depreciation and amortization increased 10.0% in the three months ended May 3, 2003 to $2.8 million from $2.6 million in the three months ended May 4, 2002 as a result of the additional depreciation related to the capital projects completed over the last couple of years, principally in the Company's Madison Avenue flagship store.

           Interest expense, net increased 24.6% in the three months ended May 3, 2003 to $3.4 million from $2.7 million in the three months ended May 4, 2002, as a result of the increased cost of capital associated with the completion of the Company's senior notes offering on April 1, 2003 and the write-off of approximately $0.4 million in unamortized fees associated with the amendment of the prior GE Facility (as defined below) in connection with the senior notes offering. Average borrowings under the Company's credit facility for the three months ended May 3, 2003 and May 4, 2002 were $19.7 million and $32.1 million, respectively, and the effective interest rate on this portion of the Company's outstanding debt, inclusive of amortization of bank fees and unused line fees but exclusive of the $0.4 million write-off referred to above, was 8.0% in the three months ended May 3, 2003 compared to 11.2% in the three months ended May 4, 2002.

           Other income, which primarily includes finance charge income in connection with the Company's private label credit card operations, also includes $0.7 million in the three months ended May 3, 2003 related to a cash payment received by the Company in connection with an amendment to the existing license agreement and the granting of its consent to certain matters relating to the establishment of an additional Barneys New York store in Japan and $0.4 million in the three months ended May 4, 2002 related to the assignment of a subsidiary's interest in a trademark unrelated to the Company's business.

           The Company's net loss for the three months ended May 3, 2003 was $1.2 million compared to net income of $0.5 million for the three months ended May 4, 2002. Basic and diluted net loss per common share for the three months ended May 3, 2003 was $0.09. Basic and diluted net income per common share for the three months ended May 4, 2002 was $0.03.

LIQUIDITY AND CAPITAL

Liquidity and Capital Resources

           Cash used in operations for the three months ended May 3, 2003 and May 4, 2002 was approximately $13.6 million and $9.4 million, respectively. This increase is partially a result of the earnings decline and increased working capital requirements primarily related to accounts receivable. The Company's working capital was $51.8 million at May 3, 2003 compared to $44.2 million at February 1, 2003. The Company's primary source of liquidity has been borrowings under its credit facility, although such reliance is easing based on its operating performance.

           The Company incurred capital expenditures of $0.7 million during the three months ended May 3, 2003. Of the total capital expenditures, $0.4 million was spent on leasehold improvements, $0.2 million was spent on furniture, fixtures and equipment and $0.1 million was spent on management information systems. Pursuant to the covenants contained in the Company's credit facility, the Company's total capital expenditures for fiscal year 2003 were established at a base level of $10 million subject to certain permitted adjustments. The Company will principally fund its capital expenditures through borrowings under its credit facility.

           SENIOR NOTES OFFERING

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

           Net proceeds to the Company from the offering were approximately $81.7 million after deducting commissions, financial advisory fees and estimated expenses (collectively referred to as the "Offering Fees") of the offering. The Offering Fees of approximately $8.4 million were deferred and are included in other assets. Such amount will be amortized to interest expense over the term of the notes. The net proceeds from the offering were used to repay the $22,500,000 Subordinated Note; the Equipment Notes; the Term Loan and a portion of the Revolver loans outstanding under the GE Facility; and a substantial portion of the Company's deferred lease obligations pursuant to its flagship leases.

           The 9% senior secured notes are guaranteed on a senior secured basis by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. The 9% senior secured notes and the related guarantees are secured by a second-priority lien on the same assets as secure the Company's credit facility.

           REVOLVING CREDIT AGREEMENT

           On July 15, 2002, the Company entered into a $105,000,000 Credit Facility led by General Electric Capital Corporation, as Administrative Agent (the "GE Facility"). The GE Facility provided a $97,000,000 revolving loan commitment (the "Revolver") with a $40,000,000 sub-limit for the issuance of letters of credit and an $8,000,000 term loan commitment (the "Term Loan"). Contemporaneously with the consummation of the senior notes offering, the Company repaid the term loan outstanding under its credit facility and entered into a restated credit facility on the terms of the existing credit facility as amended on April 1, 2003, to provide for a $70.0 million revolving credit facility pursuant to which the Company may borrow up to $66.0 million, with a $40.0 million sub-limit for the issuance of letters of credit, subject to a borrowing base test. With the consent of the required lenders under the restated credit facility, the maximum borrowing amount may be increased to up to $70.0 million. The restated credit facility eliminated, among other things, the 30 day clean-down provision and amended the financial covenants in the GE Facility, and also added a minimum excess borrowing base availability covenant, all as outlined below.

           In connection with the origination of the GE Facility, the Company incurred fees of approximately $1,500,000. In connection with the above mentioned restatement of that facility, the Company incurred fees of approximately $384,000 and wrote-off fees associated with the origination of the GE Facility of $364,000 which amount is included in interest and financing costs for the three months ended May 3, 2003. The unamoritized portion of such fees is being amortized over the life of the restated credit facility as interest and financing costs and is included in Other Assets.

           A summary of the financial covenants and other terms of the restated credit facility are as follows:

           The restated credit facility is secured by a first-priority lien on substantially all of the Company's assets, other than real property leaseholds. The assets that secure the Company's restated credit facility include, but are not limited to, the Company's accounts receivable, inventories, general intangibles (including software), equipment and fixtures, equity interests of subsidiaries owned by the Company, intellectual property and cash. In addition, each borrower under the restated credit facility is required to cross-guarantee each of the other borrowers' obligations under the restated credit facility, and the assets of each borrower secure such borrower's cross guarantee.

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

           The restated credit facility contains financial covenants relating to net worth, earnings (specifically, earnings before interest, taxes, depreciation and amortization, or "EBITDA"), capital expenditures and minimum excess borrowing base availability as outlined below. With the exception of the capital expenditures covenant, with which compliance is measured on an annual basis, and the minimum excess borrowing base availability covenant, with which the Company must be in compliance at all times, the covenants discussed below are required to be satisfied on a quarterly basis.

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

     o Capital expenditures -- The Company's total capital expenditures for the fiscal year ended February 1, 2003 were limited to $5.0 million. For the fiscal year ending January 31, 2004 and thereafter, the limitation on capital expenditures is $10.0 million per fiscal year, subject to increase if certain conditions are met.

     o Minimum excess borrowing base availability-- The Company is required to maintain minimum excess borrowing base availability of $8.0 million at all times.

           The restated credit facility matures on July 15, 2006.

           Based on the Company's current level of operations, the Company believes its cash flow from operations, available cash and available borrowings under its restated credit facility will be adequate to meet its liquidity needs for at least the next 12 months, including scheduled payments of interest on its 9% senior secured notes and payments of interest on borrowings under the restated credit facility. The Company's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond the Company's control.

           At May 3, 2003, the Company had approximately $22,618,000 of availability under the restated credit facility, after considering $17,445,000 and $24,046,000 of loans and letters of credit, respectively, outstanding and the minimum excess borrowing base availability of $8,000,000.

           Management believes that it will be in compliance with the financial covenants contained in the restated credit facility for the fiscal year ending January 31, 2004. However, any material deviations from the Company's forecasts could require the Company to seek waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.

 NEW ACCOUNTING PRONOUNCEMENTS

           In 2002, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting by a reseller for consideration received from a vendor. A consensus was reached that cash consideration is presumed to be a reduction in the price of a vendor's product that should be recognized as a reduction of cost of sales. However, this presumption can be overcome when the consideration received is for the reimbursement of specific, identifiable and incremental costs of the reseller. In that event, the consideration, subject to a threshold, is recognized as a reduction in selling, general and administrative expenses. The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, entered into after December 31, 2002.

           In the three months ended May 3, 2003, the implementation of EITF 02-16 had the effect of increasing selling, general and administrative expenses and net loss by $458,000 and $58,000, respectively, and decreasing cost of sales by $400,000. EITF 02-16 had no impact on the Company's cash flows. Had EITF 02-16 been in effect for the three months ended May 4, 2002, selling, general and administrative expenses would have increased by approximately $296,000 and cost of sales and net income would have decreased by approximately $260,000 and $36,000, respectively, for the three months ended May 4, 2002.


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

PART II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           On or about July 31, 2002, an individual filed a class action complaint against the Company in the Superior Court for the State of California, County of San Diego. The complaint alleges two causes of action for purported violations of California's Civil Code and Business and Professions Code relating to the alleged requesting by the Company of certain information. The complaint seeks relief on a class basis under the statutes permitting a plaintiff to recover a fine, in the discretion of the court, and such other damages which each member of the class may have suffered as a result of our alleged conduct. The complaint further seeks an accounting of all moneys and profits received by us in connection with the alleged violations as well as injunctive relief with respect to the alleged practices. Certification of the class and attorneys fees is sought as well. The Company believes that the complaint is without merit, that it has substantial defenses to the claims and plans to vigorously defend the lawsuit. A proposed settlement of this matter received preliminary court approval on May 1, 2003. The settlement is subject to final court approval on or about June 19, 2003 as well as satisfaction of certain other conditions. No assurances can be provided that the proposed settlement will be finalized in accordance with its terms. In management's judgment, based in part on consultation with legal counsel, neither this case nor the proposed settlement is expected to have a material adverse effect on the Company's financial position.

           In addition, the Company is involved in various legal proceedings which are routine and incidental to the conduct of its business. Management believes that none of these proceedings, if determined adversely to the Company, would have a material effect on its financial condition or results of operations.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           On April 1, 2003, the Company completed an offering to sell 106,000 units at a price of $850 per unit, for gross proceeds of $90.1 million. Each unit consisted of $1,000 principal amount at maturity of 9% senior secured notes due April 1, 2008 of Barney's, Inc. and one warrant to purchase 3.412 shares of common stock of Holdings at an exercise price of $0.01 per share. The units were sold in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and to institutional accredited investors within the meaning of Rule 501(a)(1), (2),
(3) or (7) under such statute. Jefferies & Company, Inc. acted as initial purchaser of the units. In addition to commissions of approximately $2.7 million, which the Company paid the initial purchaser in connection with the sale of the units, the Company also paid Jeffries & Company, Inc. an approximate $3.3 million fee for certain financial advisory and investment banking services provided by it to the Company. Net proceeds to the Company were approximately $81.7 million after deducting commissions, financial advisory fees and estimated expenses of the offering. The warrants are exercisable at any time after the earliest to occur of:

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

           In connection with the offering the Company entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement within 90 days of the offering with respect to an exchange offer pursuant to which the holders of the notes will be able to exchange the notes for freely transferable notes having terms substantially identical to the notes. In addition, in certain circumstances the Company has agreed to file a shelf registration statement that would allow some or all of the notes to be offered to the public. If the Company does not comply with the terms of the registration rights agreement, it will be required to pay liquidated damages to holders of the notes in the form of additional cash payments until all defaults under the registration rights agreement have been cured.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit No.                       Description

          99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

          99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b)     Reports on Form 8-K

            The following Reports on Form 8-K were filed or submitted during the three months ended May 3, 2003:

            A Current Report on Form 8-K, dated March 3, 2003, reporting Item 5 "Other Events"

            A Current Report on Form 8-K, dated March 3, 2003, reporting Item 9 "Regulation FD Disclosure"

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 17, 2003


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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 17, 2003


                                               By: /s/ Howard Socol
                                                   -----------------------------
                                                   Howard Socol
                                                   Chief Executive Officer

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 17, 2003


                                                   By: /s/ Steven M. Feldman
                                                       -------------------------
                                                       Steven M. Feldman
                                                       Chief Financial Officer

                                  EXHIBIT INDEX


  Exhibit No.       Description
  -----------       -----------

     99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

     99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350