Form 10-Q
period 2003-08-02
BARNEYS NEW YORK INC
filed 2003-09-16
CIK 1087414

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

{  X  }   Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the quarterly period ended August 2, 2003 or

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

           As of September 12, 2003 there were 14,103,227 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                          QUARTER ENDED August 2, 2003

                                Table of Contents

                                                                                               Page No.
PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

               Condensed consolidated statements of operations - Three and six months
               ended August 2, 2003 and August 3, 2002                                             3

               Condensed consolidated balance sheets - August 2, 2003 and February 1, 2003         4

               Condensed consolidated statements of cash flows - Six months ended
               August 2, 2003 and August 3, 2002                                                   5

               Notes to condensed consolidated financial statements - August 2, 2003               6

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                      19

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk                         29

ITEM 4.        Controls and Procedures                                                            29

PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                                  30

ITEM 4.        Submission of Matters to a Vote of Security Holders                                31

ITEM 6.        Exhibits and Reports on Form 8-K                                                   32



SIGNATURES                                                                                        33


PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   AUGUST 2,       AUGUST 3,           AUGUST 2,       AUGUST 3,
                                                                     2003            2002                2003            2002
                                                                --------------   -------------      --------------   -------------
Net sales                                                            $ 88,707        $ 81,603           $ 180,092       $ 174,078
Cost of sales                                                          48,164          41,446              98,761          91,452
                                                                --------------   -------------      --------------   -------------

          Gross profit                                                 40,543          40,157              81,331          82,626

Expenses:

  Selling, general and administrative expenses
    (including occupancy costs)                                        36,975          35,666              74,693          73,974
  Depreciation and amortization                                         2,825           2,700               5,634           5,254
  Other income - net                                                   (1,229)         (1,196)             (3,277)         (2,866)
                                                                --------------   -------------      --------------   -------------

Operating income                                                        1,972           2,987               4,281           6,264

Interest and financing costs, net of interest income                    3,924           3,326               7,293           6,029
                                                                --------------   -------------      --------------   -------------

          (Loss) income before income taxes                            (1,952)           (339)             (3,012)            235

Income taxes                                                              150             100                 300             196
                                                                --------------   -------------      --------------   -------------

          Net (loss) income                                          $ (2,102)         $ (439)           $ (3,312)           $ 39
                                                                ==============   =============      ==============   =============

Basic and diluted net (loss) income per share of common stock         $ (0.15)        $ (0.03)            $ (0.23)         $ 0.00
                                                                ==============   =============      ==============   =============

Weighted average number of shares of common
     stock outstanding                                                 14,103          13,903              14,103          13,903
                                                                ==============   =============      ==============   =============


The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                     AUGUST 2,            FEBRUARY 1,
                                                                                       2003                  2003
                                                                                --------------------  --------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                             $   3,986             $   7,111
    Receivables, less allowances of $4,164 and $4,225                                        23,909                24,957
    Inventories                                                                              66,500                62,252
    Other current assets                                                                      9,495                 7,908
                                                                                --------------------  --------------------
          Total current assets                                                              103,890               102,228
Fixed assets at cost, less accumulated depreciation
     and amortization of $42,924 and $37,290                                                 46,767                50,463
Excess reorganization value                                                                 147,764               147,764
Other assets                                                                                  8,669                 1,338
                                                                                --------------------  --------------------

          Total assets                                                                    $ 307,090             $ 301,793
                                                                                ====================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                                  $       -             $     425
    Revolving credit facility                                                                 3,054                10,480
    Accounts payable                                                                         26,898                20,747
    Accrued expenses                                                                         27,271                33,029
                                                                                --------------------  --------------------
          Total current liabilities                                                          57,223                64,681

Long-term debt                                                                               89,085                65,051
Other long-term liabilities                                                                   5,450                15,977

Series A Redeemable Preferred Stock - Aggregate liquidation preference $2,000                   500                   500

Stockholders' equity:
    Common stock--$.01 par value; authorized
         25,000,000 shares--shares issued 14,103,227 and 13,903,227                             141                   139
    Additional paid-in capital                                                              169,187               166,390
    Other comprehensive income                                                                  257                   496
    Retained deficit                                                                        (14,753)              (11,441)
                                                                                --------------------  --------------------
          Total stockholders' equity                                                        154,832               155,584
                                                                                --------------------  --------------------

Total liabilities and stockholders' equity                                                $ 307,090             $ 301,793
                                                                                ====================  ====================



The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                          AUGUST 2,                AUGUST 3,
                                                                            2003                     2002
                                                                   ----------------------  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                               $ (3,312)                $      39
Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                                7,460                     6,054
      Write-off of unamortized bank fees                                             364                       641
      Deferred compensation                                                          212                         -
      Deferred rent                                                                1,473                     1,190
(Increase) decrease in:
     Receivables                                                                   1,048                     3,339
     Inventories                                                                  (4,248)                   (8,533)
     Other current assets                                                         (1,188)                   (1,839)
     Long-term assets                                                             (1,664)                        -
 (Decrease) increase in:
     Accounts payable and accrued expenses                                           393                    (2,590)
                                                                   ----------------------  ------------------------
          Net cash provided by (used in) operating activities                        538                    (1,699)
                                                                   ----------------------  ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions                                                             (1,937)                   (7,546)
Reduction in restricted cash                                                           -                       200
                                                                   ----------------------  ------------------------
          Net cash used in investing activities                                   (1,937)                   (7,346)
                                                                   ----------------------  ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit agreement                                                   215,877                   225,882
Repayments of credit agreement                                                  (230,877)                 (220,996)
Proceeds from senior note offering                                                90,100                         -
Repayment of long term debt                                                      (58,064)                        -
Payment of deferred rent obligation                                              (12,000)                        -
Debt origination costs                                                            (6,762)                   (1,340)
                                                                   ----------------------  ------------------------
          Net cash (used in) provided by financing activities                     (1,726)                    3,546
                                                                   ----------------------  ------------------------

Net decrease in cash and cash equivalents                                         (3,125)                   (5,499)
Cash and cash equivalents - beginning of period                                    7,111                    10,835
                                                                   ----------------------  ------------------------
Cash and cash equivalents - end of period                                       $  3,986                 $   5,336
                                                                   ======================  ========================


The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

           Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 2, 2003 are not necessarily indicative of the results for the entire year.

           The balance sheet at February 1, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           For further information, refer to the consolidated financial statements and footnotes thereto included in Holdings' Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

(2) Debt

           Long-Term Debt consisted of the following at:

         (000's)                                      August 2, 2003               February 1, 2003
                                                ---------------------------------------------------------
         9.000% Senior secured notes                  $      89,085                 $            -
         Term loan borrowings                                     -                          7,150
         $22,500 Subordinated Note                                -                         22,112
         Equipment Notes                                          -                         35,789
                                                ------------------------      ---------------------------
         Total                                        $      89,085                 $       65,051
                                                ========================      ===========================

           On April 1, 2003, the Company completed an offering of 106,000 units at a price of $850 per unit, for gross proceeds of $90.1 million. Each unit consisted of $1,000 principal amount at maturity of 9.000% senior secured notes due April 1, 2008 of Barney's, Inc., a wholly owned subsidiary of Holdings, and one warrant to purchase 3.412 shares of common stock of Holdings at an exercise price of $0.01 per share. $106.0 million aggregate principal amount at maturity of notes were issued, together with an aggregate of 106,000 warrants to acquire an aggregate of 361,672 shares of common stock of Holdings. The warrants expire on April 1, 2008. Approximately $1.9 million of the proceeds from the offering was allocated to the warrants and the remainder of the proceeds was allocated to the notes. The total debt discount of $17.8 million is being amortized over the life of the notes. Interest is payable semi-annually on April 1 and October 1 commencing on October 1, 2003.

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

           The Company has entered into a registration rights agreement relating to the notes, pursuant to which the Company is required to file one or more registration statements within specified time periods to provide for the exchange of the notes for freely tradable notes with substantially identical terms. If the Company does not comply with the terms of the registration rights agreement, including the requirement to file an exchange offer registration statement with the SEC within 90 days after the offering and have that registration statement declared effective by the SEC within 180 days after the offering, it will be required to pay liquidated damages to holders of the notes in the form of additional cash payments until all defaults under the registration rights agreement have been cured. On June 30, 2003 the Company filed the exchange offer registration statement with the SEC.

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

           Net proceeds to the Company from the offering were approximately $81.7 million after deducting commissions, financial advisory fees and estimated expenses (collectively referred to as the "Offering Fees") of the offering. The Offering Fees of approximately $8.4 million were deferred and are included in other assets. Such amount will be amortized to interest expense over the term of the notes. The net proceeds from the offering were used to repay the $22.5 million Subordinated Note; the Equipment Notes; the Term Loan and a portion of the Revolver loans outstanding under the GE Facility; and a substantial portion of the Company's deferred lease obligations pursuant to its flagship leases. The prepayment of the $22.5 million Subordinated Note and the Equipment Notes aggregated approximately $58.1 million and resulted in a gain on early extinguishments of debt of approximately $200,000.

           The 9.000% senior secured notes are guaranteed on a senior secured basis by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. The 9.000% senior secured notes and the related guarantees are secured by a second-priority lien on the same assets that secure the Company's credit facility.

(3)        Income Taxes

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. For the three and six months ended August 2, 2003 and August 3, 2002, a provision for federal income taxes has not been recorded due to the significant net operating loss carry-forwards available to the Company. In the respective periods, however, the Company has provided income taxes principally for state, local and franchise taxes.

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

           Options and warrants to acquire an aggregate of 1,988,906 shares of common stock were not included in the computation of diluted earnings per common share for the three and six months ended August 2, 2003 as including them would have been anti-dilutive. Options and warrants to acquire an aggregate of 1,734,464 shares of common stock were not included in the computation of diluted earnings per common share for the three and six months ended August 3, 2002, as including them would have been anti-dilutive.

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

                                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          --------------------------   --------------------------
                                                                            AUGUST 2,     AUGUST 3,      AUGUST 2,      AUGUST 3,
                                                                              2003          2002           2003           2002
                                                                          ------------  ------------   ------------    ----------
Net (loss) income -as reported............................................$    (2,102)  $      (439)   $    (3,312)    $      39
Deduct: Stock-based employee compensation expense determined under
   fair value method, net of related tax effects..........................       (274)         (352)          (548)         (704)
                                                                          ------------  ------------   ------------    ----------

Pro-forma net loss........................................................$    (2,376)  $      (791)   $    (3,860)    $    (665)
                                                                          ============  ============   ============    ==========
Net (loss) income per share:
Basic and diluted-- as reported...........................................$     (0.15)  $     (0.03)   $     (0.23)    $    0.00
Basic and diluted-- pro-forma.............................................      (0.17)        (0.06)         (0.27)        (0.05)


           As of August 2, 2003, Holdings' common stock was quoted on the Over-The-Counter Bulletin Board, but was only traded on a limited or sporadic basis and there was no established public trading market for such common stock.


(6)        Comprehensive Income

           Comprehensive income is comprised of net income (loss) and the effect of changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments. For the three and six months ended August 2, 2003, the Company's total comprehensive loss amounted to $2.1 million and $3.5 million, respectively.

(7)        New Accounting Pronouncements

           In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("Interpretation No. 46"). Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of Interpretation No. 46 are required to be adopted by the Company in the third quarter of the fiscal year ending January 31, 2004. The Company is currently evaluating the requirements and impact of Interpretation No. 46, however, at the present time, the Company does not believe there are any additional entities that will require disclosure or consolidation as a result of the provisions of Interpretation No. 46.

           In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are required to be adopted by the Company in the third quarter of the fiscal year ending January 31, 2004. The Company is currently evaluating the requirements and impact of this statement, however, at the present time, the Company does not believe the provisions of SFAS No. 150 will have a material effect on its consolidated financial statements.

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

           The implementation of the provisions of EITF 02-16 did not have a material impact on the Company's operating results for the three months ended August 2, 2003. For the six months ended August 2, 2003, the implementation of the provisions of EITF 02-16 had the effect of increasing selling, general and administrative expenses by $458,000 and decreasing cost of sales by $458,000. EITF 02-16 had no impact on the Company's cash flows. Had EITF 02-16 been in effect for the six months ended August 3, 2002, selling, general and administrative expenses would have increased by approximately $296,000 and cost of sales would have decreased by approximately $296,000.

(8)        Other

           On or about July 31, 2002, an individual filed a class action complaint against the Company in the Superior Court for the State of California, County of San Diego. The complaint alleged two causes of action for purported violations of California's Civil Code and Business and Professions Code relating to the alleged requesting by the Company of certain information. The complaint sought relief on a class basis under the statutes permitting a plaintiff to recover a fine, in the discretion of the court, and such other damages which each member of the class may have suffered as a result of our alleged conduct. The complaint further sought an accounting of all moneys and profits received by us in connection with the alleged violations as well as injunctive relief with respect to the alleged practices. Certification of the class and attorneys fees were sought by the complaint as well. On August 28, 2003, this matter was settled by order of the court for an immaterial amount.

           In addition, the Company is involved in various legal proceedings which are routine and incidental to the conduct of its business. Management believes that none of these proceedings, if determined adversely to the Company, would have a material effect on its financial condition or results of operations.

(9)        Condensed Consolidating Financial Information

           On April 1, 2003, Barney's, Inc., a wholly owned subsidiary of Holdings, issued $106.0 million principal amount of its 9.000% senior secured notes due April 1, 2008, as more fully discussed in Note 2 above. The guarantor subsidiaries are 100% owned by Holdings. These notes have been fully and unconditionally, jointly and severally guaranteed by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. Subject to certain exceptions, Barney's, Inc. is restricted in its ability to make funds available to Holdings. The following condensed consolidating financial information of the Company is being provided pursuant to Article 3-10(d) of Regulation S-X.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                      THREE MONTHS ENDED AUGUST 2, 2003
                                          -----------------------------------------------------------------------------------------
                                                        BARNEY'S,      GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                           HOLDINGS       INC.       SUBSIDIARIES   SUBSIDIARIES       ELIMINATIONS       TOTAL
                                           --------       ----       ------------   ------------       ------------       -----
                                                                               (IN THOUSANDS)
Net sales.............................    $       --  $    76,385     $  12,322      $      --          $       --     $    88,707
Cost of sales.........................            --       40,215         7,949             --                  --          48,164
                                          ----------  -----------     ---------      ---------          ----------     -----------
   Gross profit.......................            --       36,170         4,373             --                  --          40,543
Expenses:
 Selling, general and administrative
   expenses (including occupancy
   expense)...........................           106       33,329         3,540             --                  --          36,975
 Depreciation and amortization........            --        2,640           185             --                  --           2,825
 Other income-- net...................            --       (1,229)           --             --                  --          (1,229)
                                          ----------  -----------     ---------      ---------          ----------     -----------
   Operating (loss) income............          (106)       1,430           648             --                  --           1,972
Equity in net loss of subsidiary......         1,846           --            --             --              (1,846)             --
Interest and financing costs,
 net of interest income...............            --        3,924            --             --                  --           3,924
                                          ----------  -----------     ---------      ---------          ----------     -----------
   (Loss) income before income taxes..        (1,952)      (2,494)          648             --               1,846          (1,952)
Income taxes..........................           150           --            --             --                  --             150
                                          ----------  -----------     ---------      ---------          ----------     -----------
   Net (loss) income..................    $   (2,102) $    (2,494)    $     648      $      --          $    1,846     $    (2,102)
                                          ==========  ===========     =========      =========          ==========     ===========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                      THREE MONTHS ENDED AUGUST 3, 2002
                                        -------------------------------------------------------------------------------------------
                                                         BARNEY'S,     GUARANTOR    NON-GUARANTOR                      CONSOLIDATED
                                          HOLDINGS         INC.      SUBSIDIARIES   SUBSIDIARIES        ELIMINATIONS       TOTAL
                                          --------         ----      ------------   ------------        ------------       -----
                                                                               (IN THOUSANDS)
Net sales.......................        $        --    $    70,634     $  10,969      $      --          $       --     $    81,603
Cost of sales...................                 --         34,362         7,084             --                  --          41,446
                                        -----------    -----------     ---------      ---------          ----------     -----------
   Gross profit.................                 --         36,272         3,885             --                  --          40,157
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense).....................                 --         31,997         3,669             --                  --          35,666
 Depreciation and amortization..                 --          2,274           426             --                  --           2,700
 Other income-- net.............                 --         (1,196)           --             --                  --          (1,196)
                                        -----------    -----------     ---------      ---------          ----------     -----------
 Operating income (loss)........                 --          3,197          (210)            --                  --           2,987
Equity in net loss of
  subsidiary....................                354             --            --             --                (354)             --
Interest and financing costs,
  net of interest income........                (15)         3,341            --             --                  --           3,326
                                        -----------    -----------     ---------      ---------          ----------     -----------
(Loss) income before income
  taxes.........................               (339)          (144)         (210)            --                 354            (339)
Income taxes....................                100             --            --             --                  --             100
                                        -----------    -----------     ---------      ---------          ----------     -----------
   Net (loss) income............        $      (439)   $      (144)    $    (210)     $      --          $      354     $      (439)
                                        ===========    ===========     =========      =========          ==========     ===========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                       SIX MONTHS ENDED AUGUST 2, 2003
                                        -------------------------------------------------------------------------------------------
                                                         BARNEY'S,     GUARANTOR    NON-GUARANTOR                      CONSOLIDATED
                                          HOLDINGS         INC.      SUBSIDIARIES   SUBSIDIARIES        ELIMINATIONS       TOTAL
                                          --------         ----      ------------   ------------        ------------       -----
                                                                               (IN THOUSANDS)
Net sales.......................        $        --    $   157,352     $  22,740      $      --          $       --     $   180,092
Cost of sales...................                 --         85,823        12,938             --                  --          98,761
                                        -----------    -----------     ---------      ---------          ----------     -----------
   Gross profit.................                 --         71,529         9,802             --                  --          81,331
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense).....................                212         67,485         6,996             --                  --          74,693
 Depreciation and amortization..                 --          5,269           365             --                  --           5,634
 Other income-- net.............                 --         (3,277)           --             --                  --          (3,277)
                                        -----------    -----------     ---------      ---------          ----------     -----------
 Operating (loss) income........               (212)         2,052         2,441             --                  --           4,281
Equity in net loss of subsidiary              2,800             --            --             --              (2,800)             --
Interest and financing costs,
  net of interest income........                 --          7,293            --             --                  --           7,293
                                        -----------    -----------     ---------      ---------          ----------     -----------
(Loss) income before income
  taxes.........................             (3,012)        (5,241)        2,441             --               2,800          (3,012)
Income taxes....................                300             --            --             --                  --             300
                                        -----------    -----------     ---------      ---------          ----------     -----------
   Net (loss) income............        $    (3,312)   $    (5,241)    $   2,441      $      --          $    2,800     $    (3,312)
                                        ===========    ===========     =========      =========          ==========     ===========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                       SIX MONTHS ENDED AUGUST 3, 2002
                                        -------------------------------------------------------------------------------------------
                                                         BARNEY'S,     GUARANTOR    NON-GUARANTOR                      CONSOLIDATED
                                          HOLDINGS         INC.      SUBSIDIARIES   SUBSIDIARIES        ELIMINATIONS       TOTAL
                                          --------         ----      ------------   ------------        ------------       -----
                                                                               (IN THOUSANDS)
Net sales.......................        $        --    $   152,765     $  21,313      $      --          $       --     $   174,078
Cost of sales...................                 --         79,531        11,921             --                  --          91,452
                                        -----------    -----------     ---------      ---------          ----------     -----------
   Gross profit.................                 --         73,234         9,392             --                  --          82,626
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense).....................                 --         66,689         7,285             --                  --          73,974
 Depreciation and amortization..                 --          4,405           849             --                  --           5,254
 Other income-- net.............                 --         (2,866)           --             --                  --          (2,866)
                                        -----------    -----------     ---------      ---------          ----------     -----------
 Operating income...............                 --          5,006         1,258             --                  --           6,264
Equity in net income of
  subsidiary....................               (196)            --            --             --                 196              --
Interest and financing costs,
  net of interest income........                (39)         6,068            --             --                  --           6,029
                                        -----------    -----------     ---------      ---------          ----------     -----------
Income (loss) before income
  taxes.........................                235         (1,062)        1,258             --                (196)            235
Income taxes....................                196             --            --             --                  --             196
                                        -----------    -----------     ---------      ---------          ----------     -----------
   Net income (loss)............        $        39    $    (1,062)    $   1,258      $      --          $     (196)    $        39
                                        ===========    ===========     =========      =========          ==========     ===========


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                              AUGUST 2, 2003
                                       --------------------------------------------------------------------------------------------
                                                        BARNEY'S,    GUARANTOR    NON-GUARANTOR                       CONSOLIDATED
                                          HOLDINGS        INC.     SUBSIDIARIES   SUBSIDIARIES        ELIMINATIONS        TOTAL
                                          --------        ----     ------------   ------------        ------------        -----
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current assets:
 Cash and cash equivalents.........    $         --   $     3,554    $      432     $      --         $         --     $     3,986
 Receivables, less allowances
  of $4,164........................              --        23,660           249            --                   --          23,909
 Inventories.......................              --        56,482        10,018            --                   --          66,500
 Other current assets..............           2,145         6,988           362            --                   --           9,495
                                       ------------   -----------    ----------     ---------         ------------     -----------
    Total current assets...........           2,145        90,684        11,061            --                   --         103,890
Fixed assets at cost, less
 accumulated depreciation and
 amortization of $42,924...........              --        44,067         2,700            --                   --          46,767
Excess reorganization value........              --       147,764            --            --                   --         147,764
Investment in and advances to
 subsidiary........................         154,876        29,360            --            --             (184,236)             --
Other assets.......................              --         8,658            11            --                   --           8,669
                                       ------------   -----------    ----------     ---------         ------------     -----------
    Total assets...................    $    157,021   $   320,533    $   13,772     $      --         $   (184,236)    $   307,090
                                       ============   ===========    ==========     =========         ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving credit facility.........    $         --   $     3,054    $       --     $      --         $         --     $     3,054
 Net affiliate payable.............              --       119,556        39,463            --             (159,019)             --
 Accounts payable..................              --        26,602           296            --                   --          26,898
 Accrued expenses..................             514        21,003         5,754            --                   --          27,271
                                       ------------   -----------    ----------     ---------         ------------     -----------
    Total current liabilities......             514       170,215        45,513            --             (159,019)         57,223
Long-term debt.....................              --        89,085            --            --                   --          89,085
Other long-term liabilities........           1,432         5,576        (1,558)           --                   --           5,450
Series A Redeemable Preferred
 Stock--Aggregate liquidation
 preference $2,000.................             500            --            --            --                   --             500
Commitments and contingencies
 Stockholders' equity:
 Preferred stock...................              --            --           214            --                 (214)             --
 Common stock-- $.01 par
  value; authorized
  25,000,000 shares --
  issued 14,103,227 shares.........             141            --           341            --                 (341)            141
 Additional paid-in capital........         169,187            --        45,176            --              (45,176)        169,187
 Accumulated other comprehensive
   income.........................               --           257            --            --                   --             257
 Retained deficit..................         (14,753)       55,400       (75,914)           --               20,514         (14,753)
                                       ------------   -----------    ----------     ---------         ------------     -----------
    Total stockholders' equity.....         154,575        55,657       (30,183)           --              (25,217)        154,832
                                       ------------   -----------    ----------     ---------         ------------     -----------
Total liabilities and stockholders'
   equity..........................    $    157,021   $   320,533    $   13,772     $      --         $   (184,236)    $   307,090
                                       ============   ===========    ==========     =========         ============     ===========


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                             FEBRUARY 1, 2003
                                      ---------------------------------------------------------------------------------------------
                                                        BARNEY'S,    GUARANTOR    NON-GUARANTOR                       CONSOLIDATED
                                          HOLDINGS        INC.     SUBSIDIARIES   SUBSIDIARIES        ELIMINATIONS        TOTAL
                                          --------        ----     ------------   ------------        ------------        -----
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current assets:
 Cash and cash equivalents........     $         --   $     6,666    $      445     $      --         $         --     $     7,111
 Receivables, less allowances
  of $4,225.......................               --        24,575           382            --                   --          24,957
 Inventories......................               --        52,879         9,373            --                   --          62,252
 Other current assets.............            1,507         6,097           304            --                   --           7,908
                                       ------------   -----------    ----------     ---------         ------------     -----------
    Total current assets..........            1,507        90,217        10,504            --                   --         102,228
Fixed assets at cost, less
 accumulated depreciation and
 amortization of $37,290..........               --        47,550         2,913            --                   --          50,463
Excess reorganization value,
 less accumulated amortization
 of $26,372.......................               --       147,764            --            --                   --         147,764
Investment in and advances to
 subsidiary.......................          156,113        29,659            --            --             (185,772)             --
Other assets......................               --         1,327            11            --                   --           1,338
                                       ------------   -----------    ----------     ---------         ------------     -----------
    Total assets..................     $    157,620   $   316,517    $   13,428     $      --         $   (185,772)    $   301,793
                                       ============   ===========    ==========     =========         ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term
    debt..........................     $         --   $       425    $       --     $      --         $         --     $       425
 Revolving credit facility........               --        10,480            --            --                   --          10,480
 Net affiliate payable............               --       115,208        42,547            --             (157,755)             --
 Accounts payable.................               --        20,521           226            --                   --          20,747
 Accrued expenses.................              598        28,382         4,049            --                   --          33,029
                                       ------------   -----------    ----------     ---------         ------------     -----------
    Total current liabilities.....              598       175,016        46,822            --             (157,755)         64,681
Long-term debt....................               --        65,051            --            --                   --          65,051
Other long-term liabilities.......            1,434        15,313          (770)           --                   --          15,977
Series A Redeemable Preferred
 Stock -- Aggregate liquidation
 preference $2,000................              500            --            --            --                   --             500
Commitments and contingencies
 Stockholders' equity:
 Preferred stock..................               --            --           214            --                 (214)             --
 Common stock-- $.01 par
  value; authorized
  25,000,000 shares --
  issued 13,903,227 shares........              139            --           341            --                 (341)            139
 Additional paid-in capital.......          166,390            --        45,176            --              (45,176)        166,390
 Accumulated other comprehensive
   income.........................               --           496            --            --                   --             496
 Retained deficit.................          (11,441)       60,641       (78,355)           --               17,714         (11,441)
                                       ------------   -----------    ----------     ---------         ------------     -----------
    Total stockholders' equity....          155,088        61,137       (32,624)           --              (28,017)        155,584
                                       ------------   -----------    ----------     ---------         ------------     -----------
Total liabilities and
 stockholders' equity.............     $    157,620   $   316,517    $   13,428     $      --         $   (185,772)    $   301,793
                                       ============   ===========    ==========     =========         ============     ===========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                     SIX MONTHS ENDED AUGUST 2, 2003
                                       -------------------------------------------------------------------------------------------
                                                       BARNEY'S,     GUARANTOR     NON-GUARANTOR                     CONSOLIDATED
                                        HOLDINGS         INC.      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
                                        --------         ----      ------------    ------------      ------------        -----
                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net (loss) income.................     $   (3,312)  $     (5,241)  $    2,441       $      --         $    2,800     $     (3,312)
Adjustments to reconcile net
 (loss) income to net cash
 (used in) provided by operating
 activities:
Depreciation and amortization.....             --          7,095          365              --                 --            7,460
Write-off of unamortized bank
 fees.............................             --            364           --              --                 --              364
Deferred rent.....................             --          1,261          212              --                 --            1,473
Deferred compensation.............            212             --           --              --                 --              212
Equity in net loss of subsidiary..          2,800             --           --              --             (2,800)              --
Decrease (increase) in:
 Receivables......................             --            915          133              --                 --            1,048
 Inventories......................             --         (3,603)        (645)             --                 --           (4,248)
 Other current assets.............             --         (1,130)         (58)             --                 --           (1,188)
 Long-term assets.................             --         (1,664)          --              --                 --           (1,664)
Increase (decrease) in:
 Accounts payable and accrued
   expenses.......................            (84)        (1,298)       1,775              --                 --              393
                                       -----------  ------------  -----------       ---------         ----------     ------------
 Net cash (used in) provided by
   operating activities...........           (384)        (3,301)       4,223              --                 --              538
                                       -----------  ------------  -----------       ---------         ----------     ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Fixed asset additions.............             --         (1,784)        (153)             --                 --           (1,937)
Investment in and advances to
 subsidiary.......................            384          3,699       (4,083)             --                 --               --
                                       -----------  ------------  -----------       ---------         ----------     ------------
   Net cash provided by (used in)
    investing activities..........            384          1,915       (4,236)             --                 --           (1,937)
                                       -----------  ------------  -----------       ---------         ----------     ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from credit agreement....             --        215,877           --              --                 --          215,877
Repayments of credit agreement....             --       (230,877)          --              --                 --         (230,877)
Proceeds from senior note offering             --         90,100           --              --                 --           90,100
Repayment of long term debt.......             --        (58,064)          --              --                 --          (58,064)
Payment of deferred rent obligation            --        (12,000)          --              --                 --          (12,000)
Debt origination costs............             --         (6,762)          --              --                 --           (6,762)
                                       -----------  ------------  -----------       ---------         ----------     ------------
   Net cash provided by financing
    activities....................             --         (1,726)          --              --                 --           (1,726)
                                       -----------  ------------  -----------       ---------         ----------     ------------
Net decrease in cash and cash
 equivalents......................             --         (3,112)         (13)             --                 --           (3,125)
Cash and cash equivalents--
 beginning of period..............             --          6,666          445              --                 --            7,111
                                       -----------  ------------  -----------       ---------         ----------     ------------
Cash and cash equivalents-- end
 of period........................     $       --   $      3,554  $       432       $      --         $       --     $      3,986
                                       ==========   ============  ===========       =========         ==========     ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                       SIX MONTHS ENDED AUGUST 3, 2002
                                        -------------------------------------------------------------------------------------------
                                                        BARNEY'S,      GUARANTOR     NON-GUARANTOR                   CONSOLIDATED
                                          HOLDINGS        INC.       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                          --------        ----       ------------    ------------     ------------       -----
                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss)................       $        39  $     (1,062)    $   1,258        $    --         $     (196)   $         39
Adjustments to reconcile net
income (loss) to net cash
 provided by (used in) operating
 activities:
Depreciation and amortization....                --         5,205           849             --                 --           6,054
Deferred rent....................                --           983           207             --                 --           1,190
Write-off of unamortized bank
  fees...........................                --           641            --             --                 --             641
Equity in net income of
    subsidiary...................              (196)           --            --             --                196              --
Decrease (increase) in:
 Receivables.....................                --         3,304            35             --                 --           3,339
 Inventories.....................                --        (8,700)          167             --                 --          (8,533)
 Other current assets............                --        (1,748)          (91)            --                 --          (1,839)
Increase (decrease) in:
 Accounts payable and accrued
   expenses......................               870        (2,955)         (505)            --                 --          (2,590)
                                        -----------  ------------    ----------       --------         ----------    ------------
   Net cash provided by (used in)
   operating activities..........               713        (4,332)        1,920             --                 --          (1,699)
                                        -----------  ------------    ----------       --------         ----------    ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Fixed asset additions............                --        (7,364)         (182)            --                 --          (7,546)
Reduction in restricted cash.....                --           200            --             --                 --             200
Investment in and advances to
 subsidiary......................            (7,323)        9,242        (1,919)            --                 --              --
                                        -----------  ------------    ----------       --------         ----------    ------------
   Net cash (used in) provided by
      investing activities.......            (7,323)        2,078        (2,101)            --                 --          (7,346)
                                        -----------  ------------    ----------       --------         ----------    ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from credit agreement...                --       225,882            --             --                 --         225,882
Repayment of credit agreement....                --      (220,996)           --             --                 --        (220,996)
Debt origination costs...........                --        (1,340)           --             --                 --          (1,340)
                                        -----------  ------------    ----------       --------         ----------    ------------
   Net cash provided by financing
      activities.................                --         3,546            --             --                 --           3,546
                                        -----------  ------------    ----------       --------         ----------    ------------
Net (decrease) increase in cash
 and cash equivalents............            (6,610)        1,292          (181)            --                 --          (5,499)
Cash and cash equivalents--
 beginning of period.............             6,797         3,347           678             13                 --          10,835
                                        -----------  ------------    ----------       --------         ----------    ------------
Cash and cash equivalents--
 end of period...................       $       187  $      4,639    $      497       $     13         $       --    $      5,336
                                        ===========  ============    ==========       ========         ==========    ============


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

           o significant operating and financial restrictions placed on the Company by the indenture governing Barney's, Inc.'s 9.000% senior secured notes and the Company's credit facility; and

           o other factors referenced in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003, including those set forth under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

           The Company believes the forward-looking statements in this Form 10-Q are reasonable. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

Results of Operations

GENERAL

Net Sales

      The Company sells to consumers through three inter-related distribution channels consisting of full-price stores, outlet stores and warehouse sale events. We determine comparable store net sales increases or decreases using the net sales of all stores that are open as of the beginning and end of both the pertinent fiscal period, regardless of store relocation or expansion of existing square footage. Net sales of all stores closed during a fiscal year are excluded from the determination of the comparable net store sales increases (decreases) on a prospective basis effective with the date of closing.

Expense classification

           Cost of sales includes the cost of merchandise sold as well as costs associated with the purchase of our merchandise primarily including inbound freight and duty costs, buying agent costs, foreign exchange gains and losses on settlement of foreign denominated purchases, sample costs and label costs. In the current year, cost of sales also includes the impact of the implementation of EITF 02-16 as discussed below. All other expenses, except depreciation and amortization, interest and income taxes, but including internal transfer costs and warehousing and distribution expenses, are included in selling, general and administrative expenses, because the predominant costs associated with these expenses, most notably occupancy costs and personnel costs, are general and administrative in nature. Based on these classifications, our gross margins may not be comparable to those of other entities, since some entities include the costs related to their distribution network and retail store rent expenses in cost of sales and others, like us, exclude them from gross margin, including them instead in selling, general and administrative expenses.


Three Months Ended August 2, 2003 Compared to the Three Months Ended August 3, 2002

           Net sales for the three months ended August 2, 2003 were $88.7 million compared to $81.6 million for the three months ended August 3, 2002, an increase of 8.7%. Comparable store sales increased 8.7%. Sales in the period benefited from a more aggressive promotional environment as well as an improving economic and retail atmosphere.

           Gross profit on sales increased 1.0% to $40.5 million for the three months ended August 2, 2003 from $40.2 million in the three months ended August 3, 2002. This net increase is primarily attributable to the following: the sales increase discussed above favorably impacted our gross profit by approximately $3.0 million; increased promotional selling unfavorably impacted our gross profit by approximately $900,000; foreign exchange losses (driven by the weak US dollar) on settlement of foreign denominated purchases, unfavorably impacted our gross profit by approximately $800,000 and an increase in our inventory shortage unfavorably impacted our gross profit by approximately $700,000. As a result, gross profit as a percentage of net sales was 45.7% for the three months ended August 2, 2003 compared to 49.2% for the three months ended August 3, 2002.

           Selling, general and administrative expenses, including occupancy expenses, increased 3.7% in the three months ended August 2, 2003 to $37.0 million from $35.7 million in the three months ended August 3, 2002. In the three months ended August 2, 2003, personnel and related costs increased in the aggregate approximately $500,000. This increase resulted from various factors including raises and higher variable personnel costs in line with the increased sales discussed above and higher benefit costs as compared to the prior year quarter which included an approximate $500,000 benefit related to a one-time concession received by the Company related to a renegotiated collective bargaining agreement. In addition, insurance expense increased approximately $400,000, due primarily to higher premiums, net occupancy costs increased approximately $300,000, primarily driven by significant increases in real estate taxes associated with our New York area locations and net advertising expense increased approximately $300,000. These increases, as well as other individually less significant increases, driven in part by increased sales, were offset by reductions in various overhead expenses resulting from the Company's continued cost reduction efforts. As a percentage of sales, selling, general and administrative expenses declined to 41.7% in the three months ended August 2, 2003 from 43.7% in the three months ended August 3, 2002.

           Depreciation and amortization increased 4.6% in the three months ended August 2, 2003 to $2.8 million from $2.7 million in the three months ended August 3, 2002 as a result of the additional depreciation related to the capital projects completed over the last couple of years, principally in the Company's Madison Avenue flagship store.

           Interest expense, net increased 18.0% in the three months ended August 2, 2003 to $3.9 million from $3.3 million in the three months ended August 3, 2002, as a result of the increased cost of capital associated with Barney's, Inc.'s senior notes issued on April 1, 2003. Interest expense in the three months ended August 3, 2002 included a $600,000 write-off of the unamortized fees associated with a prior revolving credit facility which was replaced in that period. There were no comparable charges in the three months ended August 2, 2003. The Company's dependence on borrowings from its credit facility are largely seasonal in nature, especially with the new long-term debt in place. Accordingly, average borrowings under the Company's credit facility for the three months ended August 2, 2003 declined to $4.2 million from $29.4 million at August 3, 2002.

           Other income, which primarily includes finance charge income in connection with the Company's private label credit card operations, approximated $1.2 million in both the current and prior year period.

           The Company's net loss for the three months ended August 2, 2003 and August 3, 2002 was $2.1 million and $439,000, respectively. Basic and diluted net loss per common share for the three months ended August 2, 2003 and August 3, 2002 were $0.15 and $0.03, respectively.

Six Months Ended August 2, 2003 Compared to the Six Months Ended August 3, 2002

           Net sales for the six months ended August 2, 2003 were $180.1 million compared to $174.1 million in the year ago period, an increase of 3.5%. Comparable store sales increased approximately 3.3%. An improving economic and retail atmosphere as well as a more aggressive promotional environment in the second quarter helped increase sales in the second quarter. This stronger sales trend exhibited throughout the second quarter, reversed the sales declines of the first quarter which were impacted by the weak economy, the war in Iraq and unusually severe weather conditions, particularly in the northeast.

           Gross profit on sales decreased 1.6% to $81.3 million for the six months ended August 2, 2003 from $82.6 million in the six months ended August 3, 2002. This net decrease is primarily attributable to the following: the sales increase discussed above favorably impacted our gross profit by approximately $2.7 million; increased promotional selling unfavorably impacted our gross profit by approximately $1.6 million; foreign exchange losses (driven by the weak US dollar) on settlement of foreign denominated purchases and a declining initial mark-up, unfavorably impacted our gross profit by approximately $1.9 million; an increase in our inventory shortage unfavorably impacted our gross profit by approximately $400,000; and the implementation of EITF 02-16 favorably impacted our gross profit by $458,000. As a result, gross profit as a percentage of net sales was 45.2% for the six months ended August 2, 2003 compared to 47.5% in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, increased 1.0% in the six-month period ended August 2, 2003 to $74.7 million from $74.0 million in the six month period ended August 3, 2002. In the six months ended August 2, 2003, personnel and related costs were approximately equal with those costs of the prior year. The Company incurred increases in personnel costs due to raises and higher variable costs due to the sales increases discussed above. Additionally, the Company's benefit costs were higher in the first six months of the year as compared to the prior year period, which included an approximate $500,000 benefit related to a one-time concession received by the Company related to a renegotiated collective bargaining agreement. These increases were offset by the benefits of personnel reductions, reductions in hours worked and reduced expenses associated with certain ancillary benefits. In addition, insurance expense increased approximately $550,000, due primarily to higher premiums, net occupancy costs increased approximately $400,000, primarily driven by significant increases in real estate taxes associated with our New York area locations and net advertising expense increased approximately $300,000. This increase in net advertising expense was primarily attributed to the implementation of EITF 02-16 whereby the Company recorded approximately $458,000 of vendor cooperative advertising contributions to cost of sales in the current year thereby decreasing cost of sales and increasing advertising expense. The increases discussed above, as well as other individually less significant increases, driven in part by increased sales, were offset by reductions in various overhead expenses resulting from the Company's continued cost reduction efforts. As a percentage of sales, selling, general and administrative expenses declined to 41.5% in the six months ended August 2, 2003 from 42.5% in the six months ended August 3, 2002.

           Depreciation and amortization increased 7.2% in the six-month period ended August 2, 2003 to $5.6 million from $5.3 million in the prior year period as a result of the additional depreciation related to the capital projects completed over the last couple of years, principally in the Company's Madison Avenue flagship store.

           Interest expense, net increased 21.0% in the six months ended August 2, 2003 to $7.3 million from $6.0 million in the six months ended August 3, 2002, principally as a result of the increased cost of capital associated with Barney's, Inc.'s senior notes issued on April 1, 2003. The Company's dependence on borrowings from its credit facility are largely seasonal in nature, especially with the new long-term debt in place. Accordingly, average borrowings under the Company's credit facility for the six months ended August 2, 2003 declined to $12.0 million from $30.8 million at August 3, 2002.

           Other income, which primarily includes finance charge income in connection with the Company's private label credit card operations, increased 14.3% to $3.3 million in the six months ended August 2, 2003 from $2.9 million in the six months ended August 3, 2002. Other income for the six months ended August 2, 2003 also includes $750,000 related to a cash payment received by the Company in connection with an amendment to the existing license agreement and the granting of its consent to certain matters relating to the establishment of an additional Barneys New York store in Japan. Other income for the six months ended August 3, 2002 also includes $400,000 related to the assignment of a subsidiary's interest in a trademark unrelated to the Company's business.

           The Company's net loss for the six months ended August 2, 2003 was $3.3 million compared to net income of $39,000 for the six months ended August 3, 2002. Basic and diluted net (loss) income per common share for the six months ended August 2, 2003 and August 3, 2002 were $(0.23) and $0.00, respectively.

LIQUIDITY AND CAPITAL

Liquidity and Capital Resources


           Cash provided by operations for the six months ended August 2, 2003 was approximately $538,000 compared with cash used by operating activities of $1.7 million for the six months ended August 3, 2002. This increase is primarily a result of reduced working capital requirements primarily related to inventory and accounts payable. The Company's working capital was $46.7 million at August 2, 2003 compared to $37.5 million at February 1, 2003. The Company's primary source of liquidity has been borrowings under its credit facility, although such reliance has been lessened with the new long term debt structure resulting from the senior notes offering and Holdings' operating performance.

           The Company incurred capital expenditures of $1.9 million during the six months ended August 2, 2003. Of the total capital expenditures, $1.1 million was spent on leasehold improvements, $600,000 was spent on furniture, fixtures and equipment and $300,000 was spent on management information systems. Pursuant to the covenants contained in the Company's credit facility, the Company's total capital expenditures for fiscal year 2003 were established at a base level of $10 million subject to certain permitted adjustments. The Company will principally fund its capital expenditures through borrowings under its credit facility.

           SENIOR NOTES OFFERING

           On April 1, 2003, the Company completed an offering of 106,000 units at a price of $850 per unit, for gross proceeds of $90.1 million. Each unit consisted of $1,000 principal amount at maturity of 9.000% senior secured notes due April 1, 2008 of Barney's, Inc., a wholly owned subsidiary of Holdings, and one warrant to purchase 3.412 shares of common stock of Holdings at an exercise price of $0.01 per share. $106.0 million aggregate principal amount at maturity of notes were issued, together with an aggregate of 106,000 warrants to acquire an aggregate of 361,672 shares of common stock of Holdings. The warrants expire on April 1, 2008. Approximately $1.9 million of the proceeds from the offering was allocated to the warrants and the remainder of the proceeds was allocated to the notes. The total debt discount of $17.8 million is being amortized over the life of the notes. Interest is payable semi-annually on April 1 and October 1 commencing on October 1, 2003.

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

           The Company has entered into a registration rights agreement relating to the notes, pursuant to which the Company is required to file one or more registration statements within specified time periods to provide for the exchange of the notes for freely tradable notes with substantially identical terms. If the Company does not comply with the terms of the registration rights agreement, including the requirement to file an exchange offer registration statement with the SEC within 90 days after the offering and have that registration statement declared effective by the SEC within 180 days after the offering, it will be required to pay liquidated damages to holders of the notes in the form of additional cash payments until all defaults under the registration rights agreement have been cured. On June 30, 2003 the Company filed the exchange offer registration statement with the SEC.

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

           Net proceeds to the Company from the offering were approximately $81.7 million after deducting commissions, financial advisory fees and estimated expenses (collectively referred to as the "Offering Fees") of the offering. The Offering Fees of approximately $8.4 million were deferred and are included in other assets. Such amount will be amortized to interest expense over the term of the notes. The net proceeds from the offering were used to repay the $22.5 million Subordinated Note; the Equipment Notes; the Term Loan and a portion of the Revolver loans outstanding under the GE Facility; and a substantial portion of the Company's deferred lease obligations pursuant to its flagship leases. The prepayment of the $22.5 million Subordinated Note and the Equipment Notes aggregated approximately $58.1 million and resulted in a gain on early extinguishments of debt of approximately $200,000.

                     The 9.000% senior secured notes are guaranteed on a senior secured basis by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. The 9.000% senior secured notes and the related guarantees are secured by a second-priority lien on the same assets as secure the Company's credit facility.

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

           In connection with the origination of the GE Facility, the Company incurred fees of approximately $1,500,000. In connection with the above mentioned restatement of that facility, the Company incurred fees of approximately $384,000 and wrote-off fees associated with the origination of the GE Facility of $364,000 which amount is included in interest and financing costs for the six months ended August 2, 2003. The unamoritized portion of such fees is being amortized over the life of the restated credit facility as interest and financing costs and is included in Other Assets.

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

           Based on the Company's current level of operations, the Company believes its cash flow from operations, available cash and available borrowings under its restated credit facility will be adequate to meet its liquidity needs for at least the next 12 months, including scheduled payments of interest on its 9.000% senior secured notes and payments of interest on borrowings under the restated credit facility. The Company's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors beyond the Company's control.

           At August 2, 2003, the Company had approximately $27.4 million of availability under the restated credit facility, after considering $3.1 million and $29.5 million of loans and letters of credit, respectively, outstanding and the minimum excess borrowing base availability of $8.0 million.

           As of August 2, 2003, the Company was in compliance with all of the financial covenants contained in its restated credit facility. Management believes that it will continue to be in compliance with the financial covenants contained in the restated credit facility for the remainder of the fiscal year ending January 31, 2004. However, any material deviations from the Company's forecasts could require the Company to seek waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

           In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("Interpretation No. 46"). Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of Interpretation No. 46 are required to be adopted by the Company in the third quarter of the fiscal year ending January 31, 2004. The Company is currently evaluating the requirements and impact of Interpretation No. 46, however, at the present time, the Company does not believe there are any additional entities that will require disclosure or consolidation as a result of the provisions of Interpretation No. 46.

           In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are required to be adopted by the Company in the third quarter of the fiscal year ending January 31, 2004. The Company is currently evaluating the requirements and impact of this statement, however, at the present time, the Company does not believe the provisions of SFAS No. 150 will have a material effect on its consolidated financial statements.

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

           In the six months ended August 2, 2003, the implementation of EITF 02-16 had the effect of increasing selling, general and administrative expenses by $458,000 and decreasing cost of sales by $458,000. EITF 02-16 had no impact on the Company's cash flows. Had EITF 02-16 been in effect for the six months ended August 3, 2002, selling, general and administrative expenses would have increased by approximately $296,000 and cost of sales would have decreased by approximately $296,000.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the reported market risks since the end of the most recent fiscal year.


ITEM 4.    CONTROLS AND PROCEDURES

           Holdings' management evaluated, with the participation of Holdings' principal executive and principal financial officers, the effectiveness of Holdings' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 2, 2003. Based on their evaluation, Holdings' principal executive and principal financial officer concluded that Holdings' disclosure controls and procedures were effective as of August 2, 2003.

           There has been no change in Holdings' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Holdings' fiscal quarter ended August 2, 2003, that has materially affected, or is reasonably likely to materially affect, Holdings' internal control over financial reporting.

PART II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           On or about July 31, 2002, Maggie MacBeth filed an action against the Company in the Superior Court for the State of California, County of San Diego on behalf of herself and all others similarly situated. The complaint alleged that the Company violated Civil Code Section 1747.8(a)(2) by requesting personal information from customers who use credit cards to make store purchases. The complaint further alleged the alleged violations took place on July 16, 2002 and on numerous dates before that date and that by virtue of the purported violations of Section 1747.8(a)(2), Barneys was engaged in unlawful acts and practices in violation of California's unfair competition law. The complaint sought relief on a class basis under the statutes permitting a plaintiff to recover a fine, in the discretion of the court, and such other damages which each member of the class may have suffered as a result of our alleged conduct. The complaint further sought an accounting of all moneys and profits received by us in connection with the alleged violations as well as injunctive relief with respect to the alleged practices. Certification of the class and attorneys fees were sought by the complaint, as well. On August 28, 2003, this matter was settled by order of the court for an immaterial amount.

           In addition, the Company is involved in various legal proceedings which are routine and incidental to the conduct of its business. Management believes that none of these proceedings, if determined adversely to the Company, would have a material effect on its financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)        The Annual Meeting of Stockholders of Holdings was held on June 20,
           2003.

(b) Each of the Directors listed in item (c) below was elected a Director at the Annual Meeting for a one-year term.

(c) Voting for the election of directors of Holdings to serve until the next Annual Meeting:


                                        FOR                     WITHHELD
                                                           (including broker
                                                               non-votes)

   Shelley F. Greenhaus              13,109,974                    --
   John Halpern                      13,109,974                    --
   Yasuo Okamoto                     13,109,974                    --
   Allen I. Questrom                 13,109,974                    --
   Howard Socol                      13,109,904                    70
   Carl Spielvogel                   13,109,904                    70
   David A. Strumwasser              13,109,974                    --
   Robert J. Tarr, Jr.               13,109,904                    70
   Douglas P. Teitelbaum             13,109,974                    --
   Steven A. Van Dyke                13,109,974                    --

Other Matters:

13,109,822 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending January 31, 2004, with 821 shares voted against, 70 abstentions and no broker non-votes. Reference is made to Holdings' Proxy Statement dated May 19, 2003 for its 2003 Annual Meeting for additional information concerning the matters voted on at the meeting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit No.   Description

           31.1       Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

           31.2       Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K

                      The following Reports on Form 8-K were filed or furnished during the three months ended August 2, 2003:

           A Form 8-K was furnished on June 17, 2003, under Item 9 (pursuant to
           Item 12), relating to Holdings' June 17, 2003 press release setting forth Holdings' first quarter 2003 earnings.

                                  SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 16, 2003


                                   BARNEYS NEW YORK, INC.

                                   By: /s/ Steven M. Feldman
                                       ---------------------------------------
                                       Name: Steven M. Feldman
                                       Title: Executive Vice President,
                                              Chief Financial Officer

                                  EXHIBIT INDEX


        Exhibit No.                        Description
        -----------                        -----------

           31.1       Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

           31.2       Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002