Form 10-K/A
period 2003-02-01
BARNEYS NEW YORK INC
filed 2003-09-26
CIK 1087414

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K/A

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

                         Commission file number: 0-26229

                             BARNEYS NEW YORK, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                                     13-4040818
------------------------------------------------             -------------------
(State or Other Jurisdiction of Incorporation or              (I.R.S. Employer
                 Organization)                               Identification No.)

                575 FIFTH AVENUE                                    10017
               NEW YORK, NEW YORK
    ----------------------------------------                      ----------
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

                            [Cover page 1 of 2 pages]

BARNEY'S NEW YORK, INC. HEREBY RESTATES AND AMENDS ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003 TO READ IN ITS ENTIRETY AS SET FORTH HEREINBELOW.

                          ---------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE:


Certain portions of the registrant's definitive Proxy Statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant held on June 20, 2003 are incorporated by reference into Part III of this report.

                            [Cover page 2 of 2 pages]

         Item 1.    Business.............................................................................        1

         Item 2.    Properties...........................................................................        7

         Item 3.    Legal Proceedings....................................................................        7

         Item 4.    Submission of Matters to a Vote of Security Holders..................................        8

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................       10

         Item 6.    Selected Financial Data..............................................................       11

         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...........................................................................       15

         Item 8.    Financial Statements and Supplementary Data..........................................       37

         Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial
                    Disclosure...........................................................................       37

         Item 10.   Directors and Executive Officers of the Registrant...................................       38

         Item 11.   Executive Compensation...............................................................       38

         Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters..................................................................       38

         Item 13.   Certain Relationships and Related Transactions.......................................       40

         Item 14.   Controls and Procedures..............................................................       40

         Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......................       41

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

Forward-looking statements are only estimates or predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for the merchandise we sell, the introduction of new merchandise, store opening costs, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. These factors include, but are not limited to, the following:

        -       the continued appeal of luxury apparel and merchandise;

        -       economic conditions and their effect on consumer spending;

        -       our dependence on our relationships with some designers;

        - our ability and the ability of our designers to design and introduce new merchandise that appeals to consumer tastes and demands;

        -       events and conditions in the New York City area;

        - new competitors entering the market or existing competitors expanding their market presence;

        -       our ability to accurately predict our sales;

        - the continued service of our key executive officers and managers;

        -       our being controlled by our principal stockholders;

        - our ability to enforce our intellectual property rights and defend infringement claims;

        -       interruptions in the supply of the merchandise we sell;

        -       changing preferences of our customers;

        -       our ability to borrow additional funds;

        -       our substantial indebtedness;

        - significant operating and financial restrictions placed on us by the indenture governing Barney's, Inc.'s 9% senior secured notes and our credit facility; and

        - other factors referenced in this 10-K, including those set forth under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

We believe the forward-looking statements in this Form 10-K are reasonable. However, they are based on current expectations, speak only as of the date they are made and are subject to change by reason of the factors and risks noted above, the passage of time or other circumstances. We undertake no obligation to update publicly any forward-looking statements in light of new information or future events, except as required by applicable laws, including the securities laws of the United States.

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

     As of February 1, 2003, we operated 20 inter-related stores in the United States under the "Barneys New York" trade name. These stores cater to fashion-conscious customers and include three flagship stores in prime retail locations in New York, Beverly Hills and Chicago, and three smaller regional stores in Manhasset, NY, Seattle, WA and Chestnut Hill, MA. Our two CO-OP Barneys New York stores in New York City are extensions of the CO-OP departments in our flagship stores. They cater to customers seeking contemporary, urban casual apparel and accessories. Our 12 outlet stores cater to budget-minded yet fashion-conscious customers. In addition, our noted semi-annual warehouse sale events in New York City and Santa Monica, California enable us to sell our end-of-the-season residual merchandise and extend the Barneys New York brand to a wider range of customers. We have entered into a licensing arrangement pursuant to which a third party operates two retail stores in Japan and a single in-store department in Singapore, all under the "Barneys New York" name.

     We drive sales by providing our customers with a carefully edited selection of high-fashion quality merchandise from leading and emerging designers. Our merchandising philosophy reflects a variety of fashion viewpoints and a culture of seeking out creative and innovative products. It has established Barneys as a premiere destination for fashion-conscious customers. We also strive to enhance our sales by expanding and reallocating existing space within our stores, attracting new customers, building upon our strong existing customer relationships and selectively increasing the number of our stores. Our experienced management team, led by Howard Socol, the former Chairman and Chief Executive Officer of Burdines, a division of Federated Department Stores, Inc., emphasizes disciplined financial management throughout our operations. We carefully monitor and have significantly reduced operating costs through a variety of initiatives, including a rationalization of personnel hours, a reduction in the number of our administrative employees and the renegotiation of supply, service and benefit plan contracts.

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

BUSINESS STRENGTHS

     Strong Designer Relationships. We sell merchandise from leading designers, including Giorgio Armani, Manolo Blahnik, Marc Jacobs, Prada, Jil Sander and Ermenegildo Zegna. We were the first to introduce a number of designers, including both Giorgio Armani and Prada, into the high-fashion market in the United States. Our stores are also a showcase for emerging designers, whom we identify and help to develop. By cultivating strong relationships with emerging designers, we are able to introduce their merchandise to the high-fashion market, often on an initially exclusive basis. We further strengthen our relationships with both established and emerging designers through design and product suggestions and by providing them with detailed feedback on their collections that we gather from our customers.

     Barneys Label Merchandise. We complement our designer merchandise with a diverse selection of Barneys label merchandise, including ready-to-wear apparel, handbags, shoes, dress shirts, ties and sportswear. Barneys label merchandise is manufactured by independent third parties according to our specifications. We are intensively involved in all aspects of the design and manufacture of this collection. This merchandise complements and is of comparable quality to our designer merchandise. Our Barneys label merchandise constituted approximately 15% of our net sales for our fiscal year ended February 1, 2003, is generally less expensive than our designer merchandise and generates higher margins.

     Strong Brand Image. We benefit greatly from the strong Barneys New York brand image as a fashion leader, which we have developed during the past three decades. We believe that our brand image is further enhanced through our consistently creative and innovative merchandising, store designs and displays, including our renowned flagship store windows, advertising campaigns and publicity events, all of which emphasize taste, luxury and humor. Our flagship stores reflect the luxury and distinct style of the merchandise we sell and establish and promote the Barneys New York brand image as a pre-eminent retailer of men's and women's fashion. In addition to our direct advertising, we receive frequent press coverage from independent publications. This coverage features our merchandise and reports our launches of new collections and new designers, further strengthening our brand image.

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

     Prime Store Locations. The location of our flagship stores in prime retail locations contributes to the strong Barneys New York brand image. These locations are Madison Avenue in New York City, Wilshire Boulevard off Rodeo Drive in Beverly Hills and Oak Street in Chicago. We believe that our three flagship stores are premiere destinations for fashion-conscious customers. All of our flagship stores are leased under long-term leases, with initial terms ranging from ten to twenty years and multiple ten-year renewal options.

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

     Reduce Operating Expenses. We have a highly-disciplined approach to managing expenses throughout our operations. Since February 2001, we have reduced fixed costs by implementing a number of expense reduction initiatives, including reducing the number of our administrative personnel, which eliminated approximately $4.3 million in annual payroll costs, rebidding repair and maintenance contracts, reducing employee benefits and reducing our packaging and general office overhead costs, which eliminated approximately $2.0 million in annual expenses. We also upgraded the inventory controls and security measures in our stores in an effort to reduce inventory shrinkage. In addition, we constantly review our operations for opportunities to implement further expense reduction initiatives.

     Limited and Disciplined New Store Openings. In May 2000 we opened a new CO-OP store in the Chelsea neighborhood of New York City, and in March 2002 we opened a second new CO-OP store in the SoHo neighborhood of New York City. These stores, which are extensions of the CO-OP departments in our flagship stores, achieved aggregate net sales of $8.7 million in the fiscal year ended February 1, 2003, reflecting twelve months of operations for our Chelsea CO-OP store and eleven months of operations for our SoHo CO-OP store. We will continue to evaluate opportunities to expand our CO-OP store base in a selective and financially disciplined manner. We expect to open approximately ten additional CO-OP stores over the next five years, including one store which opened in August 2003, at a cost of between $1.0 million and $1.5 million per store. We believe that the new CO-OP stores will increase customer awareness of the Barneys New York name and enhance the strong Barneys New York brand image.

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

          CO-OP Stores -- We operate two smaller CO-OP stores in New York City. These free-standing stores are extensions of the CO-OP departments in our flagship stores and focus on providing customers with a selection of high-end, contemporary, urban casual apparel and accessories, often at price points that are slightly lower than our non-CO-OP merchandise. Similar to our CO-OP departments, our CO-OP stores offer merchandise from established and emerging designers, as well as our Barneys label.

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

LICENSING ARRANGEMENTS

     BNY Licensing Corp., a wholly-owned subsidiary of Barneys, is party to licensing arrangements pursuant to which:

     - two retail stores are operated in Japan and a single in-store department is operated in Singapore under the name "Barneys New York," each by an affiliate of Isetan Company Limited; and

     - Barneys Asia Co. LLC, which is 70% owned by BNY Licensing and 30% owned by an affiliate of Isetan, has the exclusive right to sublicense the Barneys New York trademark throughout Asia, excluding Japan.

These arrangements were established, under the plan of reorganization pursuant to which Barneys emerged from bankruptcy, as part of the settlement of claims filed by Isetan and its affiliates in the bankruptcy aggregating more than $365 million and pending litigation and arbitration proceedings involving Barneys and Isetan and its affiliates. The amount of the annual royalty assigned to Isetan increases each year from $2,832,220 for the first twelve months of the agreement to $4,597,295 for the final license year ending in December 2015. As a result of the assignment, Barneys only receives ten percent (10%) of the total royalty payable pursuant to the trademark license agreement. As the royalty is paid in Japanese Yen, Barneys determined the U.S. dollar equivalent of the royalty as of February 1, 2003 using a conversion rate of 119.8. For a description of the terms of the licensing arrangements, please see note 7(b) to our audited consolidated financial statements.

TRADEMARKS AND SERVICE MARKS

     We own our trademarks and service marks, including the "Barneys New York" and "Barneys" marks. Our trademarks and service marks are registered in the United States and some countries in Asia. The term of these registrations is generally ten years, and they are renewable for additional ten-year periods indefinitely, so long as the marks are still in use at the time of renewal. We are not aware of any claims of infringement or other challenges to our right to register or use our marks in the United States. We regard our trademarks and service marks as valuable assets in the marketing of our products and take appropriate action when necessary to protect them.

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

                                   FISCAL 2002 - QUARTER ENDED                            FISCAL 2001 - QUARTER ENDED
                         ------------------------------------------------     --------------------------------------------------
     ($ in thousands)      5/4/02       8/3/02       11/2/02       2/1/03       5/5/01        8/4/01       11/3/01        2/2/02
                           ------       ------       -------       ------       ------        ------       -------        ------
Net Sales                $ 92,475     $ 81,603      $103,299     $105,986     $ 94,069      $ 85,146      $ 89,408      $102,546

As % of period                 24%          21%           27%          28%          25%           23%           24%           28%

Net Income (loss)             478         (439)        2,877        5,550       (3,301)       (3,860)       (8,448)          438
                         ========     ========      ========     ========     ========      ========      ========      ========

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

MERCHANDISING

     In addition to selling the products of a number of leading designers, including Giorgio Armani, Manolo Blahnik, Marc Jacobs, Prada, Jil Sander and Ermenegildo Zegna, we offer a diverse selection of unique, Barneys label merchandise, primarily under the "Barneys New York" and "CO-OP" labels. In the fiscal year ended February 1, 2003, our ten top designers, including all brands owned by those designers, accounted for approximately 28% of our total sales, and our two top designers, including all brands owned by those designers, accounted for approximately 11% and 4%, respectively, of our total sales. If one or more of our top designers were to cease providing us with adequate supplies of merchandise, our business might, in the short term, be adversely affected. However, we believe that alternative supply sources exist to fulfill our requirements in the event of a disruption. In addition, if one or more of our top designers were to increase sales of merchandise through its own stores or to the stores of our competitors, our business could be materially adversely affected.

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

ITEM 2. PROPERTIES

Our principal facilities include corporate offices, a central alterations facility, a distribution center and three flagship stores. We lease all of our facilities. All of our flagship stores are leased under long-term leases, with initial terms ranging from ten to twenty years and multiple ten-year renewal options. The following table lists the location, type, and approximate gross and selling square footage of each of our facilities as of February 1, 2003:

                                                                                   APPROXIMATE    APPROXIMATE
                                                                                      GROSS         SELLING
    LOCATION                                                  TYPE                 SQUARE FEET    SQUARE FEET
    --------                                    -------------------------------    -----------    -----------
    New York, NY............................    Corporate Offices                      46,000            --
    New York, NY............................    Central Alterations Facility           32,968            --
    Lyndhurst, NJ...........................    Distribution Center                   180,000            --
    New York, NY............................    Flagship Store                        240,000        113,920
    Beverly Hills, CA.......................    Flagship Store                        120,000         60,671
    Chicago, IL.............................    Flagship Store                         50,000         21,913
    Manhasset, NY...........................    Regional Store                         19,052         12,646
    Chestnut Hill, MA.......................    Regional Store                          6,234          4,165
    Seattle, WA.............................    Regional Store                         11,113          6,406
    New York, NY (Wooster Street)...........    CO-OP Store                             7,000          3,782
    New York, NY (17th Street)..............    CO-OP Store                             7,038          5,800
    Harriman, NY............................    Outlet Store                            9,576          7,468
    Cabazon, CA.............................    Outlet Store                            7,026          4,930
    Camarillo, CA...........................    Outlet Store                            7,500          5,471
    Clinton, CT.............................    Outlet Store                            7,525          4,898
    Riverhead, NY...........................    Outlet Store                            7,500          5,077
    Wrentham, MA............................    Outlet Store                            7,500          5,012
    Waikele, HI.............................    Outlet Store                            6,295          4,766
    Carlsbad, CA............................    Outlet Store                            7,500          4,969
    Napa Valley, CA.........................    Outlet Store                            5,500          3,877
    Orlando, FL.............................    Outlet Store                            6,000          3,965
    Allen, TX...............................    Outlet Store                            7,000          4,801
    Leesburg, VA............................    Outlet Store                            6,000          4,224

We also license, on a short-term basis, facilities for our semi-annual Santa Monica, CA warehouse sale events. We believe that all of our facilities are suitable and adequate for the current and anticipated conduct of our operations.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     On or about July 31, 2002, Maggie MacBeth filed an action against the us in the Superior Court for the State of California, County of San Diego on behalf of herself and all others similarly situated. The complaint alleged that we violated Civil Code Section 1747.8(a)(2) by requesting personal information from customers who use credit cards to make store purchases. The complaint further alleged the alleged violations took place on July 16, 2002 and on numerous dates before that date and that by virtue of the purported violations of Section 1747.8(a)(2), Barneys was engaged in unlawful acts and practices in violation of California's unfair competition law. The complaint sought relief on a class basis under the statutes permitting a plaintiff to recover a fine, in the discretion of the court, and such other damages which each member of the class may have suffered as a result of our alleged conduct. The complaint further sought an accounting of all moneys and profits received by us in connection with the alleged violations as well as injunctive relief with respect to the alleged practices. Certification of the class and attorneys fees were sought by the complaint as well. On August 28, 2003, this matter was settled by order of the court for an immaterial amount.

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

NAME                         AGE AT FEBRUARY 1, 2003                        POSITION
----                         -----------------------                        --------
Howard Socol...............             57             Chairman, President and Chief Executive Officer
Judith Collinson...........             51             Executive Vice President -- Women's Merchandising
Thomas Kalenderian.........             45             Executive Vice President -- Men's Merchandising
Marc H. Perlowitz..........             48             Executive Vice President -- General Counsel and Human
                                                       Resources, Secretary
Karl Hermanns..............             38             Executive Vice President -- Operations
Michael Celestino..........             46             Executive Vice President -- Store Operations
Steven M. Feldman..........             39             Executive Vice President and Chief Financial Officer
David New..................             46             Executive Vice President -- Creative Services
Vincent Phelan.............             37             Senior Vice President -- Treasurer

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

                                                                                      HIGH BID   LOW BID
                                                                                      --------   -------
FISCAL YEAR ENDED FEBRUARY 2, 2002:
First Quarter (Feb. 4, 2001 - May 5, 2001)......................................      $  8.00   $  6.00
Second Quarter (May 6, 2001 - August 4, 2001)...................................         7.00      5.75
Third Quarter (August 5, 2001 - November 3, 2001)...............................         6.00      4.25
Fourth Quarter (November 4, 2001 - February 2, 2002)............................         5.00      1.50

FISCAL YEAR ENDED FEBRUARY 1, 2003:
First Quarter (February 3, 2002 - May 4, 2002)..................................         5.40      1.50
Second Quarter (May 5, 2002 - August 3, 2002)...................................         3.90      3.01
Third Quarter (August 4, 2002 - November 2, 2002)...............................         3.55      2.65
Fourth Quarter (November 3, 2002 - February 1, 2003)............................         4.26      3.00


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

On April 1, 2003, we completed an offering to sell 106,000 units at a price of $850 per unit, for gross proceeds of $90.1 million. Each unit consisted of $1,000 principal amount at maturity of 9% senior secured notes due April 1, 2008 of Barney's, Inc. and one warrant to purchase 3.412 shares of common stock of Holdings at an exercise price of $0.01 per share. The units were sold in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and to institutional accredited investors within the meaning of Rule 501(a)(1), (2), (3) or (7) under such statute. Jefferies & Company, Inc. acted as initial purchaser of the units. In addition to commissions of approximately $2.7 million, which we paid the initial purchaser in connection with the sale of the units, we also paid Jeffries & Company, Inc. an approximate $3.3 million fee for certain financial advisory and investment banking services provided by it to us. Net proceeds to us were approximately $81.7 million after deducting commissions, financial advisory fees and estimated expenses of the offering. The warrants are exercisable at any time after the earliest to occur of:

      -     180 days after April 1, 2003;

      - the date on which a registration statement for a registered exchange offer with respect to the 9% senior secured notes is declared effective under the Securities Act;

      - the date on which a shelf registration statements with respect to the shares issuable upon exercise of the warrants is declared effective under the Securities Act; and

      - such date as the initial purchaser of the units in its sole discretion may determine.

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

In connection with the offering, we entered into a registration rights agreement, pursuant to which we agreed to file a registration statement within 90 days of the offering with respect to an exchange offer pursuant to which the holders of the notes will be able to exchange the notes for freely transferable notes having terms substantially identical to the notes. In addition, in certain circumstances we have agreed to file a shelf registration statement that would allow some or all of the notes to be offered to the public. If we do not comply with the terms of the registration rights agreement, we will be required to pay liquidated damages to holders of the notes in the form of additional cash payments until all defaults under the registration rights agreement have been cured.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth in the table below as of and for each of the four fiscal years in the period ended February 1, 2003, for the six months ended January 30, 1999, and the fiscal year ended August 1, 1998, are derived from our consolidated financial statements for those periods, as audited by Ernst & Young LLP.

     The selected consolidated financial data set forth below for the twelve months ended January 30, 1999 and as of and for the six months ended January 28, 1998 are derived from our unaudited internal financial statements.

     The selected consolidated financial data should be read in conjunction with the financial statements and the related notes and other information contained elsewhere in this Form 10-K, including information set forth herein under "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Under fresh start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the effective date. Black lines have been drawn to separate the Successor Company's financial information from that of the Predecessor Company to signify that they are different reporting entities and that the Successor Company's financial information has not been prepared on the same basis as that of the Predecessor Company. The operating results of the Successor Company for the intervening period from January 28, 1999 to January 30, 1999 were immaterial and therefore included in the operations of the Predecessor Company.

     The balance sheet data as of January 30, 1999 in the following table reflect the plan of reorganization and the application of the principles of "fresh start" reporting in accordance with the provisions of SOP 90-7. Accordingly, that financial information is not comparable to our historical financial information prior to January 28, 1999.

                                                  PREDECESSOR COMPANY                        SUCCESSOR COMPANY
                                 -----------------------------------------------------   -------------------------
                                  FISCAL                        SIX          TWELVE                      FISCAL
                                   YEAR       SIX MONTHS      MONTHS         MONTHS      FISCAL YEAR      YEAR
                                   ENDED        ENDED          ENDED         ENDED          ENDED         ENDED
                                 AUGUST 1,   JANUARY 28,    JANUARY 30,   JANUARY 30,    JANUARY 29,   FEBRUARY 3,
                                   1998          1998        1999(1,2)    1999(1,2,3)       2000          2001
                                 ---------   ------------   -----------   ------------   -----------   -----------
                                             (UNAUDITED)                  (UNAUDITED)
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                          AND OPERATING DATA AND RATIOS)
STATEMENT OF OPERATIONS DATA:
Net Sales......................  $345,935      $183,760      $ 182,615     $ 344,790      $366,802      $404,321
Gross Profit...................   164,212        89,930         86,573       160,855       173,515       187,596
Selling, General and
  Administrative Expenses
  (including occupancy
  expenses)(4).................   151,191        78,123         73,634       146,702       152,445       161,523
Depreciation and
  Amortization.................     9,635         4,838          4,671         9,468        17,440        18,027
Other Income -- Net(5).........    (4,675)       (3,208)        (2,033)       (3,500)       (4,355)       (4,833)
Interest and Financing Costs,
  Net of Interest Income.......    11,967         5,578          4,758        11,147        12,968        11,723
Reorganization Costs...........    15,970         8,683         13,834        21,121            --            --
Income Taxes...................        77            39             38            76           363           546
Extraordinary Item -- Gain on
  Debt Discharge...............        --            --       (285,905)     (285,905)           --            --
Net (Loss) Income..............   (19,953)       (4,123)       277,576       261,746        (5,346)          610
Basic and Diluted (Loss)
  Earnings Per Share(6)........                                                           $  (0.42)     $   0.04
SELECTED OPERATING DATA:
Comparable Store Net Sales
  Increase (Decrease)(7).......      9.3%          1.0%           1.0%          4.3%          9.0%          9.7%
Number of Stores...............        20            20             20            20            16            18
OTHER FINANCIAL DATA:
EBITDA(8)......................  $ 17,696      $ 15,015      $  14,972     $  17,653      $ 25,425      $ 30,906
Net Cash (Used in) Provided by
  Operating Activities.........   (10,444)       (2,009)       (18,250)      (26,685)       15,005        23,042
Net Cash Provided by (Used in)
  Financing Activities.........    11,324         2,175         26,902        36,051        (7,911)       (9,750)
Net Cash Used in Investing
  Activities...................     2,844         1,631          5,306         6,519         3,585         6,256
Capital Expenditures...........     3,047         2,167          2,112         2,992         6,224         8,499

                                      SUCCESSOR COMPANY
                                 -------------------------
                                   FISCAL        FISCAL
                                    YEAR          YEAR
                                    ENDED         ENDED
                                 FEBRUARY 2,   FEBRUARY 1,
                                    2002          2003
                                 -----------   -----------

                                   (DOLLARS IN THOUSANDS,
                                    EXCEPT PER SHARE AND
                                  OPERATING DATA AND RATIOS)
STATEMENT OF OPERATIONS DATA:
Net Sales......................   $371,169      $383,363
Gross Profit...................    162,324       179,348
Selling, General and
  Administrative Expenses
  (including occupancy
  expenses)(4).................    154,818       154,813
Depreciation and
  Amortization.................     18,802        10,760
Other Income -- Net(5).........     (6,957)       (6,327)
Interest and Financing Costs,
  Net of Interest Income.......     10,393        11,036
Reorganization Costs...........         --            --
Income Taxes...................        439           600
Extraordinary Item -- Gain on
  Debt Discharge...............         --            --
Net (Loss) Income..............    (15,171)        8,466
Basic and Diluted (Loss)
  Earnings Per Share(6)........   $  (1.09)     $   0.61
SELECTED OPERATING DATA:
Comparable Store Net Sales
  Increase (Decrease)(7).......       (7.7)%        2.9%
Number of Stores...............         19            20
OTHER FINANCIAL DATA:
EBITDA(8)......................   $ 14,463      $ 30,862
Net Cash (Used in) Provided by
  Operating Activities.........     14,011        14,141
Net Cash Provided by (Used in)
  Financing Activities.........     (9,176)       (6,983)
Net Cash Used in Investing
  Activities...................     11,369        10,882
Capital Expenditures...........     11,982        11,082

                          PREDECESSOR COMPANY                              SUCCESSOR COMPANY
                                 AS OF                                           AS OF
                        -----------------------   -------------------------------------------------------------------
                        AUGUST 1,   JANUARY 28,   JANUARY 30,   JANUARY 29,   FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 1,
                          1998         1998         1999(2)        2000          2001          2002          2003
                        ---------   -----------   -----------   -----------   -----------   -----------   -----------
                                    (UNAUDITED)
                                                           (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and Cash
 Equivalents..........  $   3,478    $   3,977     $  6,824      $ 10,333      $ 17,369      $ 10,835      $  7,111
Fixed Assets at Cost,
 Less Accumulated
 Depreciation and
 Amortization.........    114,639      115,837       51,356        48,974        48,170        50,141        50,463
Total Assets..........    217,043      212,637      343,954       324,482       323,859       296,980       301,793
Total Debt(11)........     75,437       66,290      118,533       105,915        89,315        81,048        75,956
Redeemable Preferred
 Stock................         --           --          500           500           500           500           500
Total Stockholders'
   (Deficit) Equity...   (467,634)    (451,805)     154,340       153,996       161,793       146,622       155,584

---------------

(1) Effective January 1999, we changed our fiscal year-end to coincide with the Saturday closest to the end of January.

(2) The statement of operations data presented above reflects the results of operations for the Predecessor Company. The plan of reorganization for Barneys and some of its affiliates became effective on January 28, 1999 and the results of operations for the Successor Company for the two-day period are immaterial and are not shown separately. The balance sheet data presented as of January 30, 1999 is that of the Successor Company.

(3) For comparison purposes, statement of operations data for the twelve months ended January 30, 1999 (unaudited) was prepared using management's internal financial statements for the six months ended August 1, 1998 (unaudited) and the audited financial statements for the six months ended January 30, 1999.

(4) Selling, General and Administrative Expenses for the fiscal year ended February 3, 2001 include the benefit of a $1.5 million reversal of a Predecessor Company liability favorably settled in that fiscal year.

(5) Other Income -- Net primarily includes finance charge income generated from our proprietary credit card operations. Other Income -- Net for the fiscal year ended February 2, 2002 includes a non-recurring gain of $926,000 related to insurance recoveries associated with the loss of one of our stores due to the September 11 events and the benefit of a $913,000 reversal of a Predecessor Company liability favorably settled in that fiscal year. Other Income -- Net for the fiscal year ended February 1, 2003 includes a non-recurring gain of $523,000 related to additional insurance recoveries associated with the loss of one of our stores in the prior fiscal year due to the September 11 events and the benefit of a $400,000 non-recurring gain from the sale of a trademark.

(6) Basic and Diluted (Loss) Earnings Per Share of the Predecessor Company has not been included because the computation would not provide meaningful results, as the capital structure of the Successor Company is not comparable to that of the Predecessor Company.

(7) All stores that are open as of the beginning and end of the pertinent fiscal periods, regardless of relocation or expansion of existing square footage, are considered to be comparable stores for purposes of determining the comparable net store sales increases (decreases). All stores closed during a fiscal period are excluded from the determination of the comparable net store sales increases (decreases) on a prospective basis effective with the date of closing.

(8) EBITDA for each period represents the sum of (a) the respective amounts of Net (Loss) Income set forth above for that period; plus (b) the respective amounts of Interest and Financing Costs, Net of Interest Income, Income Taxes and Depreciation and Amortization and (c) with respect to the Predecessor Company only, the respective amounts of Extraordinary
    Item -- Gain on Debt Discharge and Reorganization Costs. The following table reconciles Net (Loss) Income to EBITDA:

                                       PREDECESSOR COMPANY                                     SUCCESSOR COMPANY
                       ---------------------------------------------------   -----------------------------------------------------
                        FISCAL         SIX           SIX         TWELVE                      FISCAL        FISCAL        FISCAL
                         YEAR        MONTHS        MONTHS        MONTHS      FISCAL YEAR      YEAR          YEAR          YEAR
                         ENDED        ENDED         ENDED         ENDED         ENDED         ENDED         ENDED         ENDED
                       AUGUST 1,   JANUARY 28,   JANUARY 30,   JANUARY 30,   JANUARY 29,   FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 1,
                         1998         1998          1999*         1999*         2000          2001          2002          2003
                       ---------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                   (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
Net (Loss) Income....  $(19,953)     $(4,123)     $277,576      $261,746       $(5,346)      $   610      $(15,171)      $ 8,466
Interest and
 Financing Costs, Net
 of Interest
 Income..............    11,967        5,578         4,758        11,147        12,968        11,723        10,393        11,036
Income Taxes.........        77           39            38            76           363           546           439           600
Depreciation and
 Amortization........     9,635        4,838         4,671         9,468        17,440        18,027        18,802        10,760
Extraordinary Item --
 Gain on Debt
 Discharge...........        --           --      (285,905)     (285,905)           --            --            --            --
Reorganization
 Costs...............    15,970        8,683        13,834        21,121            --            --            --            --
                       --------      -------      --------      --------       -------       -------      --------       -------
EBITDA...............  $ 17,696      $15,015      $ 14,972      $ 17,653       $25,425       $30,906      $ 14,463       $30,862
                       ========      =======      ========      ========       =======       =======      ========       =======

---------------

 *   See Note (2) above.

     EBITDA is not an alternative measure of operating results or cash flows from operations, as determined in accordance with accounting principles generally accepted in the United States. We have included EBITDA because we believe it is an indicative measure of our operating performance and our ability to meet our debt service requirements and is used by investors and analysts to evaluate companies in our industry. EBITDA is also a measure utilized in a covenant contained in our restated credit facility and in a covenant in the indenture governing the 9.000% senior secured notes that limits our ability to incur indebtedness.

     As presented by us, EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for, operating income, net (loss) income, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. In addition, a substantial portion of our EBITDA must be dedicated to the payment of interest on our indebtedness and to service other commitments, thereby reducing the funds available to us for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(9) Predecessor Company balance sheet data does not include liabilities subject to compromise set forth on the balance sheet of the Predecessor Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. We provide our customers with a wide variety of merchandise across a broad range of prices, including a diverse selection of Barneys label merchandise.

     Barneys consummated a plan of reorganization under Chapter 11 of the Bankruptcy Code on January 28, 1999. Pursuant to the plan, Holdings was formed and all the equity interests in Barney's, Inc. were transferred to Holdings, making Barney's, Inc. a wholly-owned subsidiary of Holdings. Holdings has no independent operations and its primary asset consists of shares of Barney's, Inc. In connection with its acquisition of Barney's, Inc., Holdings made an election under Section 338(g) of the Internal Revenue Code, as a result of which Barney's, Inc. and its subsidiaries are generally treated, for federal income tax purposes, as having sold their assets at the time the plan of reorganization was consummated and thereafter as a new corporation which purchased the same assets as of the beginning of the following day. Consequently, Barney's, Inc. recognized a gain at the time of the deemed sale in an amount equal to the difference between the fair market value of its assets and its collective tax basis of the assets at the time of the sale. We used existing net operating loss carryforwards to eliminate the taxable gain recognized as a result of the deemed sale. Nevertheless, we were subject to alternative minimum tax. Furthermore, as a result of the Section 338(g) election, Barney's, Inc. surrendered some remaining tax attributes, including all unutilized net operating loss carryforwards, and surrendered some tax credits. See note 6 to our audited consolidated financial statements.

RECENT DEVELOPMENTS

     On April 1, 2003, we completed an offering of 106,000 units at a price of $850 per unit, for gross proceeds of $90.1 million. Each unit consisted of $1,000 principal amount at maturity of 9.000% senior secured notes due April 1, 2008 of Barney's, Inc., a wholly owned subsidiary of Holdings, and one warrant to purchase 3.412 shares of common stock of Holdings at an exercise price of $0.01 per share. Net proceeds to us were approximately $81.7 million after deducting commissions, financial advisory fees and estimated expenses of the offering. These commissions, fees and expenses of approximately $8.4 million were deferred, are included in other assets and are being amortized to interest expense over the term of the notes. We used the net proceeds to repay a substantial portion of our outstanding indebtedness and deferred lease obligations. Holdings and all of our domestic restricted subsidiaries have guaranteed the 9.000% senior secured notes on a senior secured basis.

     As part of the offering process, we requested a rating on the above referenced obligation of the Company. Standard and Poor's assigned a rating of B- and Moody's assigned a rating of B3.

     In connection with the offering, we entered into a new restated credit facility. The restated credit facility, which matures on July 15, 2006, is a $70.0 million revolving credit facility under which we may borrow up to $66 million, which may be increased to $70.0 million with the consent of the required lenders, subject to a borrowing base test.

     The restated credit facility and its related guarantees are secured by a first-priority lien on substantially all of our assets, other than real property leaseholds. The 9.000% senior secured notes are guaranteed by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. The 9.000% senior secured notes and the related guarantees are secured by a second-priority lien on the same assets as secure the restated credit facility.

GENERAL

     Comparable Store Net Sales. We determine comparable store net sales increases or decreases using the net sales of all stores that are open as of the beginning and end of both the pertinent fiscal period, regardless of store relocation or expansion of existing square footage. Net sales of all stores closed during a fiscal period are excluded from the determination of the comparable net store sales increases (decreases) on a prospective basis effective with the date of closing.

     Expense classification. Cost of sales includes the cost of merchandise sold as well as costs associated with the purchase of that merchandise, primarily including inbound freight and duty costs, buying agent costs, foreign exchange gains and losses on settlement of foreign denominated purchases, sample costs and label costs. All other expenses, except depreciation and amortization, interest and income taxes, but including internal transfer costs and warehousing and distribution expenses, are included in selling, general and administrative expenses, because the predominant costs associated with these expenses, most notably occupancy costs and personnel costs, are general and administrative in nature. Based on these classifications, our gross margins may not be comparable to those of other entities, since some entities include the costs related to their distribution network and retail store rent expenses in cost of sales, whereas others, like us, exclude these costs from gross margin, including them instead in selling, general and administrative expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements is based on the application of significant accounting policies, many of which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. See note 2 to our audited consolidated financial statements. On an ongoing basis, we evaluate our estimates, including those related to goodwill, including excess reorganization value and other intangible assets, bad debt, inventory, taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company's management has discussed the selection of these critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure relating to these critical accounting policies in this Management Discussion and Analysis.

     Excess Reorganization Value. Excess reorganization value represents the amount of goodwill attributed to a company under accounting principles generally accepted in the United States upon its emergence from Chapter 11, as adjusted from time to time pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued in June 2001. As of February 1, 2003, the amount of excess reorganization value which we recognized in our financial statements was $147.8 million, and our total stockholders' equity, including the excess reorganization value, was $155.6 million.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including excess reorganization value. Among other things, SFAS No. 142 requires that goodwill no longer be amortized, but rather be tested annually for impairment. This statement was effective for fiscal years beginning after December 15, 2001. Accordingly, on February 3, 2002, we adopted SFAS No. 142, and were required to analyze our excess reorganization value for impairment issues during the first six months of the fiscal year ended February 1, 2003, and then on a periodic basis thereafter. In accordance with SFAS No. 142, in the fiscal year ended February 1, 2003, we completed the required testing for impairment of our excess reorganization value as of both the beginning and end of the fiscal year ended February 1, 2003. Based upon our re-evaluation of the first step of the impairment test which screens for potential impairment, we concluded that the fair value of our enterprise exceeded its book value. Accordingly, we did not need to perform the second step of the test, which measures the amount of any impairment. For the fiscal year ended February 1, 2003, we did not record an impairment loss related to excess reorganization value. However, our excess reorganization value was reduced by approximately $1.7 million during the fiscal year ended February 1, 2003 due to a reversal of a tax reserve resulting from the resolution of tax contingencies existing at the time of our emergence from bankruptcy.

     During the fiscal year ended February 2, 2002 and prior fiscal years, when SFAS No. 142 was not in effect, we amortized excess reorganization value over a twenty-year period. If excess reorganization value had not been amortized during the fiscal years ended February 3, 2001 and February 2, 2002, our adjusted net income (loss) and basic and diluted income (loss) per share would have been as follows:

                                                         FISCAL YEAR ENDED        FISCAL YEAR ENDED
                                                          FEBRUARY 3, 2001         FEBRUARY 2, 2002
                                                        --------------------   ------------------------
                                                                                             BASIC AND
                                                                  BASIC AND                   DILUTED
                                                                   DILUTED                     (LOSS)
                                                          NET       INCOME     NET (LOSS)      INCOME
                                                        INCOME    PER SHARE      INCOME      PER SHARE
                                                        -------   ----------   -----------   ----------
                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
As Reported...........................................  $  610      $0.04       $(15,171)      $(1.09)
Amortization of Excess Reorganization Value...........   8,741       0.64          8,791         0.63
                                                        ------      -----       --------       ------
As Adjusted...........................................  $9,351      $0.68       $ (6,380)      $(0.46)
                                                        ======      =====       ========       ======

     Bad Debt. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments on their outstanding proprietary credit card balances. Accounts are generally written off automatically after 180 days have passed without our having received a full scheduled monthly payment. Accounts are written off sooner in the event of bankruptcy or other factors that make collection seem unlikely. We estimate the appropriate allowance using a model that considers the current aging of the accounts, historical write-off and recovery rates and other portfolio data. This estimate is then reviewed by management to assess whether additional analysis is required to appropriately estimate expected losses. We believe that our allowance for doubtful accounts is adequate to cover anticipated losses in our proprietary credit card portfolio under current conditions. Significant deterioration in any of the factors noted above or in the economy could require us to provide additional allowances that would reduce our net earnings. At February 1, 2003, a 0.5% increase in our net historical write-off rate would not have a material impact on our net earnings.

     Inventory. We value our inventory at the lower of cost or market, or LCM, as determined on the first-in, first-out method using the retail inventory method, or RIM. Under RIM, the valuations of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of our inventories. RIM is inherently an averaging method that is widely used in the retail industry. The use of RIM will result in inventories being valued at the LCM as markdowns are currently recorded as a reduction of the retail inventory value.

     Based on a review of historical business trends, on-hand inventory levels, discontinued merchandise categories and assumptions regarding future demand and market conditions, we calculate a markdown reserve for our inventory to reflect additional markdowns which are estimated to be necessary for obsolescence and to reduce our inventories to the LCM. If our estimates prove to be incorrect and our markdown reserve is therefore inadequate, we may be required to increase our markdown reserve which would reduce our net earnings. At February 1, 2003, a 0.5% increase in our markdown reserve as a percentage of our inventory would increase our cost of sales and decrease our net earnings by approximately $300,000.

     Deferred Taxes. The operating period after emergence from bankruptcy and the cumulative losses incurred by us make our future utilization of deferred tax assets uncertain. Accordingly, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period that determination was made. At February 1, 2003, we recorded a $5.7 million valuation allowance.

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

RESULTS OF OPERATIONS

     The following table includes Earnings before Interest and Financing Costs, Net of Interest Income, Income Taxes and Depreciation and Amortization, or EBITDA, as a percentage of Net Sales and also includes Net Income (Loss) as a percentage of Net Sales. EBITDA is not an alternative measure of operating results or cash flows from operations, as determined in accordance with accounting principles generally accepted in the United States. We have included EBITDA because we believe it is an indicative measure of our operating performance and our ability to meet our debt service requirements and is used by investors and analysts to evaluate companies in our industry. EBITDA is also a measure utilized in a covenant contained in our credit facility and in a covenant in the indenture governing the 9.000% senior secured notes that limits our ability to incur indebtedness. As presented by us, EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for, operating income, net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. In addition, a substantial portion of our EBITDA must be dedicated to the payment of interest on our indebtedness and to service other commitments, thereby reducing the funds available to us for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use.

                                                      FISCAL YEAR ENDED
                                           ---------------------------------------
                                           FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 1,
                                              2001          2002          2003
                                           -----------   -----------   -----------
Net Sales................................     100.0%        100.0%        100.0%
Cost of Sales............................      53.6          56.3          53.2
                                              -----         -----         -----
Gross Profit.............................      46.4          43.7          46.8
Selling, General and Administrative
  Expenses (Including Occupancy
  Expenses)(1)...........................      40.0          41.7          40.4
Other Income -- Net(2)...................      (1.2)         (1.9)         (1.7)
                                              -----         -----         -----
Earnings before Interest and Financing
  Costs, Net of Interest Income, Income
  Taxes and Depreciation and Amortization
  (EBITDA)(3)............................       7.6           3.9           8.1
Interest and Financing Costs, Net of
  Interest Income, Income Taxes and
  Depreciation and Amortization..........       7.4           8.0           5.9
                                              -----         -----         -----
Net Income (loss)........................       0.2%         (4.1)%         2.2%
                                              =====         =====         =====

---------------

(1) Selling, General and Administrative Expenses for the fiscal year ended February 3, 2001 include the benefit of a $1.5 million reversal of a Predecessor Company liability favorably settled in that fiscal year.

(2) Other Income -- Net primarily includes finance charge income generated from our proprietary credit card operations. Other Income -- Net for the fiscal year ended February 2, 2002 also includes a non-recurring gain of $926,000 related to insurance recoveries associated with the loss of one of our stores due to the September 11 events and the benefit of a $913,000 reversal of a Predecessor Company liability favorably settled in that fiscal year. Other Income -- Net for the fiscal year ended February 1, 2003 also includes a non-recurring gain of $523,000 related to additional insurance recoveries associated with the loss of one of our stores in the prior fiscal year due to the September 11 events and the benefit of a

(3) EBITDA as a percentage of net sales for each period represents the sum of
    (a) the respective amounts of Net Income (Loss) set forth above for such period plus (b) the respective amounts of Interest and Financing Costs, Net of Interest Income, Income Taxes and Depreciation and Amortization for such period. The following table reconciles Net Income (Loss) as a percentage of net sales to EBITDA as a percentage of net sales:

                                                  FISCAL YEAR ENDED
                                       ---------------------------------------
                                       FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 1,
                                          2001          2002          2003
                                       -----------   -----------   -----------

    Net Income (Loss)................      0.2%         (4.1)%         2.2%
    Plus:
      Interest and Financing Costs,
         Net of Interest Income......      2.9%          2.8%          2.9%
      Income Taxes...................      0.1%          0.1%          0.2%
      Depreciation and
         Amortization................      4.4%          5.1%          2.8%
                                           ---          ----           ---
    EBITDA...........................      7.6%          3.9%          8.1%
                                           ===          ====           ===

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

     Gross profit on sales increased 10.5% to $179.3 million in the fiscal year ended February 1, 2003 from $162.3 million in the fiscal year ended February 2, 2002. This net increase is primarily attributable to the following:
the sales increase discussed above, which improved our gross profit by approximately $5 million; decreased promotional selling, which improved our gross profit by approximately

$11 million; foreign exchange losses (driven by the weakening US dollar) on settlement of foreign currency denominated purchases, which impacted our gross profit by approximately $1 million and decreased inventory shortage, which improved our gross profit by approximately $1 million. As a percentage of net sales, gross profit was 46.8% in the fiscal year ended February 1, 2003, compared to 43.7% in the fiscal year ended February 2, 2002.

     Selling, general and administrative expenses, including occupancy expenses, were $154.8 million in the fiscal year ended February 1, 2003, unchanged from the fiscal year ended February 2, 2002. In the fiscal year ended February 1, 2003, personnel and related costs decreased in the aggregate by approximately $550,000. This net decrease occurred as we offset higher personnel related costs, particularly related to our bonus program, which was cancelled during the fiscal year ended February 2, 2002 in the aftermath of the September 11 events, and higher commission costs in line with higher sales, by approximately $800,000 of savings from a one-time concession related to a renegotiated collective bargaining agreement and the annualized benefit of the personnel cost reduction measures implemented in the fiscal year ended February 2, 2002. Various additional reductions in expenses including packaging, supplies, postage and travel aggregating approximately $1.9 million primarily reflect the benefit of expense reduction initiatives implemented in the prior and current fiscal year, including, among other things, re-bidding products and services, and general reductions in the consumption of products and services, as well as a $400,000 reduction in bad debt expense associated with our proprietary credit card operations. The above expense reductions were in part offset by higher variable operating costs commensurate with higher sales, increased advertising costs of approximately $500,000, increased professional fees of approximately $200,000, increased insurance premiums of approximately $600,000 and increased occupancy and related costs of approximately $700,000, principally as a result of higher real estate taxes and the costs attributed to opening one new CO-OP store in the period.

     Other income, net, which principally includes finance charge income generated by our proprietary credit card operations, decreased 9.1% in the fiscal year ended February 1, 2003 to $6.3 million from $7.0 million in the fiscal year ended February 2, 2002. Other income in the fiscal year ended February 1, 2003 and the fiscal year ended February 2, 2002 also includes approximately $500,000 and $900,000, respectively, related to insurance recoveries associated with the loss of one of our stores in the fiscal year ended February 2, 2002 due to the September 11 events. In addition, other income in the fiscal year ended February 1, 2003 includes approximately $400,000 related to the assignment of a subsidiary's interest in a trademark unrelated to our business.

     Depreciation and amortization expense decreased in the fiscal year ended February 1, 2003 to $10.8 million from $18.8 million in the fiscal year ended February 2, 2002. This decrease was due to SFAS No. 142, which first became effective for the fiscal year ended February 1, 2003, and which eliminated the mandatory amortization of excess reorganization value.

     Interest expense, net increased 6.2% in the fiscal year ended February 1, 2003 to $11.0 million from $10.4 million a year ago, primarily as a result of our write-off of approximately $600,000 in unamortized fees associated with the replacement of our prior revolving credit facility in the second quarter of the fiscal year ended February 1, 2003. Generally, interest associated with borrowings under our credit facility declined principally as a result of lower average borrowings. Average borrowings under the credit facility for the fiscal year ended February 1, 2003 and the fiscal year ended February 2, 2002 were $30.7 million and $35.2 million, respectively.

     We continue to have significant net operating losses available to us to offset future taxable earnings. In the current year, we were able to reduce our deferred tax asset valuation allowance primarily as a result of the significant increase in our deferred tax liabilities principally related to fixed asset depreciation. The reported state taxes were principally franchise and capital taxes that, for the most part, are not based on income. As a result, there is no consistent correlation between the amount of income and the amount of state taxes reported. As a percentage of our income, this tax expense will decrease with an increase in income and increase with a decrease in income. Our effective tax rate for the year ended February 1, 2003 and February 2, 2002 was 7.0% and (3.0)%, respectively.

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

  FISCAL YEAR ENDED FEBRUARY 2, 2002 COMPARED TO FISCAL YEAR ENDED FEBRUARY 3, 2001

     Net sales for the fiscal year ended February 2, 2002, including $7.8 million related to new stores, were $371.2 million compared to $404.3 million for the fiscal year ended February 3, 2001, a decrease of 8.2%. The fiscal year ended February 3, 2001 included 53 weeks; after adjusting for the impact of the 53rd week, sales decreased 6.9%. Comparable store sales decreased approximately 7.7% in the fiscal year ended February 2, 2002 principally due to reduced consumer spending in response to a weak economy which became more magnified after the September 11 events.

     Gross profit on sales decreased 13.5% to $162.3 million in the fiscal year ended February 2, 2002 from $187.6 million in the fiscal year ended February 3, 2001. This net decrease is primarily attributable to the following: the sales decrease discussed above, which impacted our gross profit by approximately $15 million; increased promotional selling, which impacted our gross profit by approximately $9 million; and increased inventory shortage, which impacted our gross profit by approximately $1 million. As a percentage of net sales, gross profit was 43.7% in the fiscal year ended February 2, 2002 compared to 46.4% in the fiscal year ended February 3, 2001. The decline from the fiscal year ended February 3, 2001 principally relates to the effect of increased markdowns to both drive sales and cleanse the inventory pipeline in light of weak consumer demand.

     Selling, general and administrative expenses, including occupancy expenses, decreased 4.2% in the fiscal year ended February 2, 2002 to $154.8 million from $161.5 million in the fiscal year ended February 3, 2001. This decrease was driven by personnel expense reductions of approximately $6.8 million as a result of position eliminations; reductions in and eliminations of some employee benefits, including the annual bonus program; lower commission expenses commensurate with reduced sales; reduced hours for many employees; and temporary pay cuts for senior executives. In addition to reductions in other expenses commensurate with the sales decline, most notably an approximate $600,000 reduction in third-party credit card fees, we were able to further reduce other expenses in the fiscal year ended February 2, 2002 by, among other things, re-bidding products and services including insurance, packaging supplies, also impacted by the lower sales volume, and maintenance contracts; and by general reductions in consumption of products and services including office supply and telephone usage, training, and travel, also impacted by the September 11 events. Expense reductions in these other areas aggregated in excess of $2.0 million. Overall, expense reductions were offset by additional costs to operate four new outlet stores during the year, as well as higher operating costs attributable principally to increased real estate taxes, common area maintenance charges and utilities. Incremental costs in the latter areas approximated $1.0 million. As a percentage of net sales, selling, general and administrative expenses increased to 41.7% in the fiscal year ended February 2, 2002 from 40.0% in the fiscal year ended February 3, 2001, reflecting a reduction in the leveraging of expenses, principally due to the dramatic sales decline in the period.

     Other income, net increased 43.9% in the fiscal year ended February 2, 2002 to $7.0 million from $4.8 million in the fiscal year ended February 3, 2001. This increase was principally driven by a non-recurring gain of $900,000 related to insurance recoveries associated with the loss of one of our stores due to the September 11 events and the benefit of a $900,000 reversal of a Predecessor Company liability favorably settled in the fiscal year ended February 2, 2002.

     Depreciation and amortization expense increased 4.3% in the fiscal year ended February 2, 2002 to $18.8 million from $18.0 million in the fiscal year ended February 3, 2001. This increase was primarily due to higher depreciation on new assets placed in service.

     Interest expense, net decreased 11.3% in the fiscal year ended February 2, 2002 to $10.4 million from $11.7 million in the fiscal year ended February 3, 2001 principally as a result of lower average borrowings under our credit facility and reduced interest rates. Average borrowings under the credit facility for the fiscal year ended February 2, 2002 and the fiscal year ended February 3, 2001 were $35.2 million and $44.4 million, respectively.

     We continue to have significant net operating loss carry forwards available to offset future taxable earnings. In the current year, we were able to reduce our deferred tax asset valuation allowance primarily as a result of the significant increase in our deferred tax liabilities principally related to fixed asset depreciation. The reported state taxes were principally franchise and capital taxes that, for the most part, are not based on income. As a result, there is no consistent correlation between the amount of income and the amount of state taxes reported. As a percentage of our income, this tax expense will decrease with an increase in income and increase with a decrease in income. The effective tax rate for the year ended February 2, 2002 and February 3, 2001 was (3.0)% and 47%, respectively.

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

                        LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY OPERATIONS AND WORKING CAPITAL

     For the reporting periods below, Net Cash Provided by Operating Activities, on a consolidated basis, was as follows:

                                                      FISCAL YEAR ENDED
                                           ---------------------------------------
                                           FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 1,
                                              2001          2002          2003
                                           -----------   -----------   -----------
                                            (DOLLARS IN THOUSANDS)
Net Income (Loss)........................    $   610      $(15,171)      $ 8,466
Depreciation and Amortization............     19,107        19,994        12,020
Other Non-Cash Charges...................      2,999         2,667         2,825
Changes in Current Assets and
  Liabilities............................        326         6,521        (9,170)
                                             -------      --------       -------
Net Cash Provided by (Used in) Operating
  Activities.............................    $23,042      $ 14,011       $14,141
                                             =======      ========       =======

     Our consolidated working capital position at each of the dates shown below was as follows:

                                                  FISCAL YEAR ENDED
                                       ---------------------------------------
                                       FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 1,
                                          2001          2002          2003
                                       -----------   -----------   -----------
                                               (DOLLARS IN THOUSANDS)
Working Capital......................    $23,519       $16,485       $37,547

     For the reporting periods below, Net Cash Used in Financing Activities was as follows:

                                                  FISCAL YEAR ENDED
                                       ---------------------------------------
                                       FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 1,
                                          2001          2002          2003
                                       -----------   -----------   -----------
                                               (DOLLARS IN THOUSANDS)
Net Cash (Used in) Provided by
  Financing Activities...............    $(9,750)      $(9,176)      $(6,983)

     Net cash used in financing activities for the fiscal year ended February 3, 2001 includes proceeds of approximately $7.2 million from the exercise of stock options and warrants principally by Bay Harbour and Whippoorwill. Exclusive of those amounts, the significant decline in the net repayment of debt for the fiscal year ended February 2, 2002 is directly attributable to the decline in operating results and the resulting reduction in cash flow during that year.

CAPITAL EXPENDITURES

     We have principally funded our capital expenditures through a combination of borrowings under our prior credit facilities and the use of cash received in connection with the exercise of options and warrants in the fiscal years ended February 3, 2001, as described above, and January 29, 2000.

     During the fiscal year ended February 1, 2003, we incurred capital expenditures of approximately $11.1 million. Of the total capital expenditures, $5.8 million was spent on leasehold improvements, $3.2 million was spent on furniture, fixtures and equipment and $2.1 million was spent on management information systems, including new point-of-sale registers. During the fiscal year ended February 2, 2002, we incurred capital expenditures of approximately $12.3 million, without giving effect to approximately $400,000 of offsetting construction allowances which we received from our landlords. Of the total capital expenditures, $6.9 million was spent on leasehold improvements, $2.8 million was spent on furniture, fixtures and equipment and $2.6 million was spent on management information systems, including new point of sale registers. During the fiscal year ended February 3, 2001, we incurred approximately $8.5 million of capital expenditures, net of approximately $200,000 of offsetting construction allowances which we received from our landlords, of which $6.1 million was spent on leasehold improvements, $1.6 million was spent on furniture, fixtures and equipment and approximately $800,000 was spent on management information systems. A significant portion of the amounts spent in each fiscal year pertained to building out and reconfiguring existing retail space and/or new store openings. The increase in management information systems capital expenditures for the fiscal years ended February 1, 2003 and February 2, 2002, as compared to the fiscal year ended February 3, 2001, relates primarily to the upgrade and replacement of all point-of-sale registers in our stores which occurred during the two fiscal years which ended on February 1, 2003.

     The amount of capital expenditures that we make in any year depends on a number of factors, including general economic conditions. Pursuant to the covenants contained in our restated credit facility, our total capital expenditures for the fiscal year ending January 31, 2004 were established at a base level of $10 million subject to permitted adjustments. We currently estimate that capital expenditures for the fiscal year ending January 31, 2004 will be approximately $12.4 million, consisting of approximately $8.6 million for leasehold improvements, approximately $3.0 million for furniture, fixtures and equipment, and approximately $800,000 for management information systems. We will fund our capital expenditures principally through borrowings under our restated credit facility.

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

- Minimum consolidated net worth - As of the last day of every fiscal quarter, starting with the first fiscal quarter of 2002, consolidated net worth must not be less than specified minimum amounts. The minimum amount is $132.0 million at the end of the fiscal year ended February 1, 2003; $136.0 million at the end of the fiscal year ending January 31, 2004; $147.0 million at the end of the fiscal year ending January 29, 2005; and $147.0 million at the end of the fiscal year ending January 28, 2006.

- Minimum consolidated EBITDA - As of the last day of every fiscal quarter (for defined trailing periods), starting with the first quarter of the fiscal year ended February 1, 2003, EBITDA must not be less than certain minimum amounts, measured on a quarterly basis. The minimum amount at the end of the fiscal year ended February 1, 2003 is $16.0 million; $25.0 million at the end of the fiscal year ending January 31, 2004; $29.0 million at the end of the fiscal year ending January 29, 2005; and $30.0 million at the end of the fiscal year ending January 28, 2006.

- Capital expenditures - Our total capital expenditures for the fiscal year ended February 1, 2003 were limited to $5.0 million. For the fiscal year ending January 31, 2004 and thereafter, the limitation on capital expenditures is $10.0 million per fiscal year, subject to increase if certain conditions are met.

- Minimum excess borrowing base availability - We are required to maintain minimum excess borrowing base availability of $8.0 million at all times.

The Restated Credit Facility matures on July 15, 2006.

     Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Restated Credit Facility will be adequate to meet our liquidity needs for at least the next 12 months, including scheduled payments of interest on the 9% senior secured notes issued in the offering and payments of interest on borrowings under the Restated Credit Facility. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. See "Forward-Looking Statements - Due to events that are beyond our control, we may not be able to generate sufficient cash flow to make interest payments on our indebtedness" below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     After giving effect to the offering described above under "Recent Developments", our material obligations under firm contractual arrangements, including commitments for future payments under long-term debt arrangements and operating lease arrangements, as of February 1, 2003, are summarized below and are more fully disclosed in notes 4, 5, and 12 of our consolidated financial statements. Total Debt does not include commitments under unexpired letters of credit under our credit facility. As of February 1, 2003, we had approximately $28.3 million of such letters of credit outstanding.


                                                                Payments Due by Period
--------------------------------------    ---------------------------------------------------------------------
                                                         Less than                                  After 5
Contractual Obligations                    Total           1 year       2-3 years     4-5 years       years
--------------------------------------    ---------------------------------------------------------------------
                                                                 (dollars in thousands)

Total Debt..........................      $112,177        $ 6,177      $    --        $    --      $106,000
Operating Leases....................       389,890         25,460       47,803         42,731       273,896
Total Contractual Obligations.......      $502,067        $31,637      $47,803        $42,731      $379,896

     As reflected in the February 1, 2003 balance sheet and inclusive of current amounts due, we had approximately $18.1 million of loans outstanding under our credit facility, consisting of approximately $10.5 million of borrowings under the revolving portion of the facility and $7.6 million in term loan borrowings. Effective February 2, 2003, we made a principal repayment on the term loan of approximately $0.4 million. Additionally, at February 1, 2003, long-term debt also included amounts outstanding under our $22.5 million subordinated note and approximately $35.8 million of obligations under our 11 1/2% promissory notes, all of which were scheduled to mature on January 28, 2004.

     We used the net proceeds from the offering discussed above to repay a substantial portion of our outstanding indebtedness, including our obligations pursuant to our $22.5 million subordinated note, approximately $35.8 million due under our 11 1/2% promissory notes, the remaining portion of term loan borrowings and a portion of the revolver loans outstanding under our credit facility and to pay a substantial portion of the deferred lease obligations discussed below. After giving effect to the offering as if it occurred on February 1, 2003 and the restatement of our credit facility, we would have had $88.2 million of long-term debt (representing the issuance of the 9% senior secured notes) and approximately $6.2 million and $28.3 million of short-term borrowings and letters of credit, respectively, outstanding under the Restated Credit Facility as of February 1, 2003. After giving effect to the offering, all of our long-term debt will mature in approximately five years and the Restated Credit Facility will expire on July 15, 2006.

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

     Pursuant to an agreement between Holdings and Howard Socol, our Chairman, President and Chief Executive Officer, Mr. Socol receives a base salary of $1.0 million per year and annual performance bonuses. For the fiscal year ended February 2, 2002, Mr. Socol was guaranteed and paid a $1.0 million performance bonus, and for the annual period ended January 31, 2003, he is entitled to a performance bonus of up to 125% of his base salary. In addition, for the period commencing on February 1, 2003 and ending on January 31, 2005, Mr. Socol is entitled to an annual performance bonus based on the amount by which Holdings exceeds financial target amounts, which bonus is not limited to 125% of his base salary. See "Certain Relationships and Related Transactions."

OTHER COMMERCIAL COMMITMENTS

     At February 1, 2003, our primary commercial commitments included commitments of approximately $18.0 million under unexpired letters of credit under our restated credit facility related to purchases of merchandise primarily from foreign vendors. In addition, as collateral for performance on some of its leases and as credit guarantees, Barney's, Inc. is contingently liable under standby letters of credit under our restated credit facility in the amount of $10.3 million. These standby letters of credit generally mature within one year and generally contain provisions for annual renewals. At February 1, 2003, we had total letters of credit outstanding under our restated credit facility of approximately $28.3 million, consisting of the commitments described in this paragraph which include a $3.5 million letter of credit issued to Citibank, N.A. as security for letters of credit previously issued under our prior credit facility.

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 145. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," known as SFAS No. 145. This statement, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. In accordance with the provisions of SFAS No. 145, we have elected to adopt this statement early. Accordingly, in connection with the early extinguishment of a prior revolving credit facility, the unamortized fees of approximately $600,000 related to that facility were written off and are included in interest expense for the fiscal year ended February 1, 2003.

     SFAS No. 146. In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs, such as lease termination costs and some employee severance costs, that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations.

     EITF No. 02-16. In 2002, the FASB Emerging Issues Task Force, issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF 02-16 addresses the accounting by a reseller for consideration received from a vendor. A consensus was reached that cash consideration is presumed to be a reduction in the price of a vendor's product that should be recognized as a reduction of cost of sales. However, this presumption can be overcome when the consideration received is for the reimbursement of specific, identifiable and incremental costs of the reseller. In that event, the consideration, subject to a threshold, is recognized as a reduction in selling, general and administrative expenses. The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, entered into after December 31, 2002.

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

     The outlook for the United States economy is highly uncertain and is directly affected by a large number of factors that are beyond our control. If current economic conditions do not improve, our business, financial condition and results of operations could be materially adversely affected.

  OUR BUSINESS IS HIGHLY SENSITIVE TO EVENTS AND CONDITIONS IN THE NEW YORK CITY AREA.

     Our New York City stores generate, in the aggregate, approximately 56% of our annual revenues. Our business will be materially adversely affected if we experience a significant decrease in revenues from these stores. Changes in the demographic or retail environment of our New York City stores, particularly our Madison Avenue flagship store, could result in a significant decrease in our revenues. In addition, our New York City store sales are highly sensitive to events and conditions in the New York City area, and any terrorist event, prolonged period of extreme or unseasonable weather conditions or sustained downturn in economic conditions in the New York City area could cause our New York City stores to suffer a decrease in sales and materially adversely affect our business, financial condition and results of operations. Similarly, the recent blackout which disrupted the supply of electricity in New York City had a negative effect on our sales and operations for several days and any similar adversity would be likely to have a similar impact on us.

  THE EVENTS OF SEPTEMBER 11, 2001 CONTINUE TO HAVE A NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The business disruption caused by the terrorist attacks of September 11, 2001, including the destruction of one of our New York City stores, and the indirect impact the attacks have had on consumer spending and tourism had, and continue to have, an adverse effect on our business. These attacks were a significant factor that adversely affected our operating results for the fiscal year ended February 2, 2002. Following the events of September 11, 2001, we experienced a significant decline in sales from the prior fiscal year. Any similar terrorist attacks could have a similar material adverse effect on our business, financial condition and results of operations.

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

  WE ARE DEPENDENT ON OUR RELATIONSHIPS WITH SOME DESIGNERS.

     Our relationships with established and emerging designers are a key factor in our position as a pre-eminent retailer of high-fashion merchandise and a substantial portion of our revenues is attributable to our sales of designer merchandise. For example, in the fiscal year ended February 1, 2003, our two top designers, including all brands owned by those designers, accounted for approximately 11% and 4%, respectively, of our total retail sales, and our ten top designers, including all brands owned by those designers, accounted for approximately 28% of our total retail sales. Hence, our success is in part dependent on our relationships with our designers. Most of these relationships are not subject to contractual arrangements, and we have no legal assurance that these relationships will continue. Moreover, all of the brands of our top designers are sold by competitor retailers, and nine of our top ten designers, including both of our top two designers, also have their own dedicated retail stores. If one or more of our top designers were to cease providing us with adequate supplies of merchandise or, conversely, were to increase sales of merchandise through its own stores or to the stores of our competitors, our business, financial condition and results of operations could be materially adversely affected. In addition, any decline in the popularity of any of our designer brands could also have a material adverse effect upon us.

  OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED IF THE MANUFACTURERS OF OUR DESIGNER OR BARNEYS LABEL MERCHANDISE EXPERIENCE OPERATIONAL DIFFICULTIES.

     Our continued supply of designer and Barneys label merchandise is subject to a number of risks, including:

     - operational issues at the manufacturers' facilities or in the transportation infrastructure;

     - a work stoppage or strike by employees of manufacturers or transporters;

     - the failure of manufacturers to provide merchandise of the requisite quality; and

     - the failure of essential manufacturing or transportation equipment.

     If one or more of our more important designers or manufacturers were to interrupt or cease providing us with merchandise on a timely basis, due to one of the circumstances described above or otherwise, our business, financial condition and results of operations could be materially adversely affected.

     In addition, some of our suppliers rely on sole or limited sources of materials for their merchandise. Their inability to obtain sufficient quantities of these materials or to develop alternative sources if required may prevent them from continuing to supply the merchandise in the quantities and at the quality levels and times we require, or at all. This could result in delays, increased costs or our inability to maintain our existing level of operations. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

  CONDITIONS IN EUROPE COULD ADVERSELY AFFECT OUR SUPPLY OF MERCHANDISE. THIS COULD DECREASE OUR SALES.

     A significant portion of our merchandise is manufactured in Europe, particularly Italy. As a result, political instability or other events resulting in the disruption of trade from Europe, particularly Italy, or the imposition of additional regulations relating to imports from Europe could cause significant delays or interruptions in the supply of our merchandise and have a material adverse effect on our business. There can be no assurance that we could replace the merchandise currently sourced in Europe with merchandise produced elsewhere without a material adverse effect on our business, financial condition and results of operations.

  OUR BUSINESS COULD SUFFER IF WE DO NOT RETAIN OUR KEY PERSONNEL.

     Our future success depends, in large part, on the continued service of our key executive officers and managers who possess significant expertise and knowledge of our business, customers and markets. We do not maintain key person insurance on any of our executive officers or managers and our executive officers and managers, other than our Chief Executive Officer, are not bound by employment contracts. Any loss or interruption of the services of these individuals could significantly reduce our ability to manage our operations effectively because we might not be able to find appropriate replacements for our key executive officers and managers should the need arise.

  OUR BUSINESS IS SUSCEPTIBLE TO EXTREME AND/OR UNSEASONABLE WEATHER CONDITIONS.

     Extreme weather conditions in the areas in which our stores are located could have a material adverse effect on our business, financial condition or results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations.

  OUR BUSINESS IS HIGHLY COMPETITIVE.

     The retail industry, in general, and the upscale retail apparel business, in particular, are intensely competitive. Competition is strong for customers, sales and vendor resources. In addition, during periods of unfavorable economic conditions, we also compete with other discretionary goods in general, and consumers may curtail discretionary purchases, such as fashion merchandise, and instead opt to limit their discretionary spending to other types of discretionary purchases.

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

  FUTURE STORE OPENINGS MAY NOT BE SUCCESSFUL.

     We expect to open approximately ten additional CO-OP stores over the next five years, including the store which opened in August 2003. These stores, and any other stores that we might open in the future, may not be successful and our overall gross profit may not increase as a result of opening these stores. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

     From time to time we receive and review proposals with respect to the opening of additional flagship and regional stores. We do not have any current plan or intention to open any new flagship or regional stores, but we might consider doing so in the event that a compelling opportunity, consistent with our financial resources and business objectives, were to come to our attention. If we were to open a new flagship or regional store, we would have to incur significant expenses to acquire a facility, either through construction or long-term lease, make the necessary store improvements and acquire inventory. There can be no assurance that any investment would be profitable or otherwise successful.

  IF WE ARE UNABLE TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OR IF WE ARE ACCUSED OF INFRINGING ON A THIRD PARTY'S INTELLECTUAL PROPERTY RIGHTS, OUR NET INCOME MAY DECLINE.

     We currently own our trademarks and service marks, including the "Barneys New York" and "Barneys" marks. Our trademarks and service marks are registered in the United States and in some countries in Asia. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Moreover, we are unable to predict the effect that any future foreign or domestic intellectual property legislation or regulation may have on our existing or future business. The loss or reduction of any of our significant proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

     Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of their trademark or other proprietary rights, whether or not the claims have merit. Claims like these may be time consuming and expensive to defend and could result in our being required to cease using the trademark or other rights and selling the allegedly infringing products. This might have a significant impact on our sales and cause us to incur significant litigation costs and expenses.

  A SMALL NUMBER OF STOCKHOLDERS OWN A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK AND THUS CONTROL ALL MAJOR CORPORATE DECISIONS.

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

  WE ARE SUBJECT TO NUMEROUS OTHER REGULATIONS THAT COULD AFFECT OUR OPERATIONS.

     We are subject to customs, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances, that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could have a material adverse effect on our business, financial condition and results of operations.

  OUR BUSINESS IS EXPOSED TO FOREIGN CURRENCY FLUCTUATIONS.

     A substantial portion of our inventory purchases is denominated in foreign currencies, particularly the Euro and, to a lesser extent, the British pound. Changes in currency exchange rates may also affect the relative prices at which we and our competitors sell products in the same market. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, foreign currency fluctuations may have a material adverse effect on our business, financial condition and results of operations.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

We have a substantial amount of indebtedness. At February 1, 2003, after giving effect to our issuance of the units described above under "Recent Developments" and our use of proceeds of the offering, the amount of our outstanding indebtedness is approximately $94.3 million, which could have important consequences. For example, it could:

      - make it more difficult for us to satisfy our obligations with respect to our 9% senior secured notes;

      - limit our ability to obtain additional financing, if needed, for working capital, capital expenditures and general corporate purposes;

      - increase our vulnerability to adverse economic and industry conditions;

      - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, expansions and other purposes;

      - limit our flexibility in planning for, or reacting to, changes in our business and/or our industry; and

      - place us at a competitive disadvantage compared to our competitors that have less indebtedness.

The terms of the indenture governing our outstanding 9% senior secured notes allow us to incur additional indebtedness, subject to some limitations. Our Restated Credit Facility permits borrowings under that facility of up to $66.0 million, with a $40.0 million sub-limit for the issuance of letters of credit, subject to a borrowing base test. Any additional indebtedness incurred as permitted under the indenture could increase the risks associated with our substantial leverage.

THE INDENTURE AND OUR CREDIT FACILITY IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS ON US.

The indenture and our credit facility impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our restricted subsidiaries to do the following, among other things:

      - incur additional indebtedness or issue capital stock having a maturity or redemption date on or prior to 91 days after the scheduled maturity date of the notes;

      -     pay dividends or make other restricted payments;

      -     issue capital stock of some of our subsidiaries;

      -     enter into transactions with affiliates;

      -     create or incur liens;

      -     transfer or sell some of our assets;

      - incur dividend or other payment restrictions affecting some of our subsidiaries;

      -     make capital expenditures; and

      - consummate a merger, consolidation or sale of all or substantially all of our or our subsidiaries' assets.

Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We cannot be certain that any of these waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.

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

Foreign Currency Risk. We purchase outside of the United States approximately 40% to 50% of the goods which we sell, and we generally pay for those goods in foreign currencies, particularly the Euro, but also the British pound. We periodically enter into foreign exchange forward contracts and option contracts in order to hedge some of our foreign exchange exposure. Absent our hedging transactions, a uniform 10% weakening as of February 3, 2002 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in an $8.1 million decrease in gross profit for the fiscal year ended February 1, 2003. After factoring in the effect of our hedging transactions, a uniform 10% weakening as of February 3, 2002 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in a $1.6 million decrease in gross profit for the fiscal year ended February 1, 2003. Absent our hedging transactions, a uniform 10% weakening as of February 4, 2001 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in an $8.3 million decrease in gross profit for the fiscal year ended February 2, 2002. After factoring in the effect of our hedging transactions, a uniform 10% weakening as of February 4, 2001 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in a $1.7 million decrease in gross profit for the fiscal year ended February 2, 2002. Absent our hedging transactions, a uniform 10% weakening as of January 30, 2000 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in an $8.7 million decrease in gross profit for the fiscal year ended February 3, 2001. After factoring in the effect of our hedging transactions, a uniform 10% weakening as of January 30, 2000 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in a $1.7 million decrease in gross profit for the fiscal year ended February 3, 2001.

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

Interest Rate Risk. Our earnings are affected by changes in short-term interest rates as a result of our revolving credit facility. If short-term interest rates averaged 2% more in the fiscal year ended February 1, 2003, our interest expense would have increased, and net income before taxes would have decreased by $0.6 million. If short-term interest rates averaged 2% more in the fiscal year ended February 2, 2002, our interest expense would have increased, and net loss before taxes would have increased by $0.7 million. If short-term interest rates averaged 2% more in the fiscal year ended February 3, 2001, our interest expense would have increased, and income before taxes would have decreased by $0.9 million. In the event of a change of that magnitude, we would likely take actions to mitigate our exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data listed below are included in the report on the page indicated.

                                      Index

Report of Independent Auditors ...........................................   F-1
Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002 ..   F-2
Consolidated Statements of Operations for each of the three fiscal
  years in the period ended February 1, 2003 .............................   F-3
Consolidated Statements of Changes in Stockholders' Equity for each of
  the three fiscal years in the period ended February 1, 2003 ............   F-4
Consolidated Statements of Cash Flows for each of the three fiscal
  years in the period ended February 1, 2003 .............................   F-5
Notes to Consolidated Financial Statements ...............................   F-6
Schedule I - Condensed Financial Information of Registrant ...............   F-34
Schedule II - Valuation and Qualifying Accounts ..........................   F-37

All other schedules are omitted either because they are not applicable or the required information is disclosed in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III.



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of Holdings held on June 20, 2003 (the "Proxy Statement"), which section (other than the Compensation Committee Report and the Audit Committee Report) is incorporated herein by reference. The Proxy Statement was filed with the Securities and Exchange Commission not later than 120 days after February 1, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The information required with respect to executive officers is set forth in Part I of this report under the heading "Executive Officers of the Registrant," pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information set forth in the section entitled "Election of Directors" in the Proxy Statement, which section (other than the Compensation Committee Report and the Audit Committee Report) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information set forth in the section entitled "Voting Rights and Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which section is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information on securities that were authorized for issuance under equity compensation plans as of February 1, 2003:

                                                                            NUMBER OF SECURITIES
                                                                            REMAINING AVAILABLE
                                                                            FOR FUTURE ISSUANCE
                                                                                 UNDER EQUITY
                           NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE       COMPENSATION PLANS
                           BE ISSUED UPON EXERCISE    EXERCISE PRICE OF     (EXCLUDING SECURITIES
                           OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     REFLECTED IN COLUMN
   PLAN CATEGORY             WARRANTS AND RIGHTS     WARRANTS AND RIGHTS              (A))
                                    (A)                     (B)                       (C)
------------------------   -----------------------   --------------------   ---------------------
EQUITY COMPENSATION
PLANS APPROVED BY
SECURITY HOLDERS:
   Employee Stock
   Option Plan                    1,357,234               $   9.80                   392,766

EQUITY COMPENSATION
PLANS NOT APPROVED BY
SECURITY HOLDERS:
   Stock Option Plan for
   Non-Employee
   Directors(1)                     270,000                   9.47                    30,000
   Restricted Stock
   Award Agreement
   with Howard Socol(2)             200,000                    N/A                       N/A
                           ----------------------------------------------------------------------
   TOTAL:                         1,827,234                   9.74                   422,766
                           ======================================================================

----------
   (1) In the fiscal year ended January 29, 2000, we adopted a stock option plan that provides for the granting of non-qualified stock options to non-employee members of Holdings' board of directors. Each "eligible director," as defined in the plan, is granted an option to purchase 5,000 shares of Holdings common stock upon his initial appointment to the board of directors of Holdings, which is exercisable at the fair market value of Holdings common stock on the date of grant. At the discretion of the board of directors of Holdings, additional options may be granted to eligible directors on the date of the annual meeting of Holdings' stockholders that takes place after the initial grant, provided the grantee is an eligible director in office immediately following such annual meeting. The options granted under this plan are exercisable at the fair market value, as determined by Holdings' board of directors, and expire ten years after the date of grant. These options are exercisable:

   - as to one-half of the total number of shares subject to the grant on the date of grant; and

   - as to the remaining shares subject to the grant on the first anniversary of the date of grant.

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

ITEM 14. CONTROLS AND PROCEDURES

Holdings' management evaluated, with the participation of Holdings' principal executive and principal financial officers, the effectiveness of Holdings' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 2, 2003. Based on their evaluation, Holdings' principal executive and principal financial officer concluded that Holdings' disclosure controls and procedures were effective as of February 1, 2003.

There has been no change in Holdings' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Holdings' fiscal year ended February 1, 2003, that has materially affected, or is reasonably likely to materially affect, Holdings' internal control over financial reporting.

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

21                Subsidiaries of the Registrant (2)

23                Consent of Independent Auditors (11)

31.1              Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002 (11)

31.2              Certification of Chief Financial Officer pursuant  to Section
                  302 of the Sarbanes-Oxley Act of 2002 (11)

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)


(1) Incorporated by reference to Holdings' Registration Statement on Form 10 (the "Form 10") filed with the Securities and Exchange Commission (the "Commission") on June 1, 1999.

(2)   Filed with initial Form 10-K.

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

(11)  Filed with this Form 10-K/A

*     Management contracts or compensatory plans or arrangements.


(b) Reports on Form 8-K - Holdings did not file any reports on Form 8-K during the quarter ended February 1, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BARNEYS NEW YORK, INC.
                                      (Registrant)


                                      By:   /s/ Steven M. Feldman
                                            -----------------------------------
                                            Name:  Steven M. Feldman
                                            Title: Executive Vice President and
                                                   Chief Financial Officer

                                      Date: September 26, 2003

                          Annual Report on Form 10-K/A

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

Form 10-K/A -- Item 15(a) (1) and (2)

BARNEYS NEW YORK, INC. AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Barneys New York, Inc. and subsidiaries, included in the Annual Report on Form 10-K of the Company for the year ended February 1, 2003, are incorporated by reference in Item 8:

Consolidated Balance Sheets -- February 1, 2003 and February 2, 2002

Consolidated Statements of Operations --
            Year ended February 1, 2003, February 2, 2002 and February 3, 2001

Consolidated Statements of Changes in Stockholders' Equity --
            Year ended February 1, 2003, February 2, 2002 and February 3, 2001

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

                                ERNST & YOUNG LLP

New York, New York

March 21, 2003, except for the first paragraph of Note 4 and
   Note 12, as to which the date is April 1, 2003

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $  7,111      $ 10,835
  Restricted cash...........................................         --           200
  Receivables, less allowances of $4,225 and $4,488.........     24,957        26,689
  Inventories...............................................     62,252        52,449
  Other current assets......................................      7,908         5,773
                                                               --------      --------
          Total current assets..............................    102,228        95,946
Fixed assets at cost, less accumulated depreciation and
  amortization of $37,290 and $26,530.......................     50,463        50,141
Excess reorganization value, less accumulated amortization
  of $26,372................................................    147,764       149,439
Other assets................................................      1,338         1,454
                                                               --------      --------
                                                               $301,793      $296,980
                                                               ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................   $    425      $     --
  Revolving credit facility.................................     10,480        23,581
  Accounts payable..........................................     20,747        23,634
  Accrued expenses..........................................     33,029        32,246
                                                               --------      --------
          Total current liabilities.........................     64,681        79,461
Long-term debt..............................................     65,051        57,467
Other long-term liabilities.................................     15,977        12,930
Series A Redeemable Preferred Stock-- Aggregate liquidation
  preference $2,000.........................................        500           500
Commitments and contingencies
Stockholders' equity:
  Common stock -- $.01 par value; authorized 25,000,000
     shares -- shares issued 13,903,227 and 13,903,227......        139           139
Additional paid-in capital..................................    166,390       166,390
Accumulated other comprehensive income......................        496            --
Retained deficit............................................    (11,441)      (19,907)
                                                               --------      --------
          Total stockholders' equity........................    155,584       146,622
                                                               --------      --------
                                                               $301,793      $296,980
                                                               ========      ========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FISCAL YEARS ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................   $383,363      $371,169      $404,321
Cost of sales...............................................    204,015       208,845       216,725
                                                               --------      --------      --------
  Gross profit..............................................    179,348       162,324       187,596
Expenses:
  Selling, general and administrative (including occupancy
     expense of $32,421, $31,367, and $29,120)..............    154,813       154,818       161,523
  Depreciation and amortization.............................     10,760        18,802        18,027
  Other income -- net.......................................     (6,327)       (6,957)       (4,833)
                                                               --------      --------      --------
Operating income (loss).....................................     20,102        (4,339)       12,879
Interest and financing costs, net of interest income........     11,036        10,393        11,723
                                                               --------      --------      --------
Income (loss) before income taxes...........................      9,066       (14,732)        1,156
Income taxes................................................        600           439           546
                                                               --------      --------      --------
Net income (loss)...........................................   $  8,466      $(15,171)     $    610
                                                               ========      ========      ========
Basic and diluted earnings (loss) per share.................   $   0.61      $  (1.09)     $   0.04
                                                               ========      ========      ========
Weighted average number of common shares....................     13,903        13,903        13,627
                                                               ========      ========      ========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  COMMON STOCK                              ACCUMULATED
                                     ISSUED        ADDITIONAL                  OTHER
                                 ---------------    PAID-IN     RETAINED   COMPREHENSIVE
                                 SHARES   AMOUNT    CAPITAL     DEFICIT       INCOME        TOTAL
                                 ------   ------   ----------   --------   -------------   --------
                                                           (IN THOUSANDS)
Balances at January 29, 2000...  13,076    $131     $159,211    $ (5,346)      $ --        $153,996
Net income for Fiscal 2000.....      --      --           --         610         --             610
Exercise of Stock Options and
  Warrants.....................     827       8        7,179          --         --           7,187
                                 ------    ----     --------    --------       ----        --------
Balances at February 3, 2001...  13,903     139      166,390      (4,736)        --         161,793
Net loss for Fiscal 2001.......      --      --           --     (15,171)        --         (15,171)
                                 ------    ----     --------    --------       ----        --------
Balances at February 2, 2002...  13,903     139      166,390     (19,907)        --         146,622
Net income for Fiscal 2002.....      --      --           --       8,466         --           8,466
Forward Contracts..............      --      --           --          --        496             496
                                                                                           --------
Comprehensive income...........      --      --           --          --         --           8,962
                                 ------    ----     --------    --------       ----        --------
Balances at February 1, 2003...  13,903    $139     $166,390    $(11,441)      $496        $155,584
                                 ======    ====     ========    ========       ====        ========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FISCAL YEAR ENDED
                                                            ---------------------------------------
                                                            FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                               2003          2002          2001
                                                            -----------   -----------   -----------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................   $   8,466     $ (15,171)    $     610
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization...........................      12,020        19,994        19,107
  Write-off of unamortized bank fees......................         641            --            --
  Deferred rent...........................................       2,184         2,667         2,999
Decrease (increase) in:
  Receivables.............................................       1,732         1,042           403
  Inventories.............................................      (9,803)        8,783        (2,543)
  Other current assets....................................        (778)          795           (31)
  Long-term assets........................................          --            (4)           19
(Decrease) increase in:
  Accounts payable and accrued expenses...................        (321)       (4,095)        2,478
                                                             ---------     ---------     ---------
     Net cash provided by operating activities............      14,141        14,011        23,042
                                                             ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions.....................................     (11,082)      (11,982)       (8,499)
Contributions from landlords..............................          --           613            --
Restricted cash...........................................         200            --         2,243
                                                             ---------     ---------     ---------
     Net cash used in investing activities................     (10,882)      (11,369)       (6,256)
                                                             ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt........................................     439,691       397,613       423,745
Repayments of debt........................................    (445,216)     (406,264)     (440,682)
Payment of bank fees......................................      (1,458)         (525)           --
Proceeds from exercise of stock options and warrants......          --            --         7,187
                                                             ---------     ---------     ---------
     Net cash used in financing activities................      (6,983)       (9,176)       (9,750)
                                                             ---------     ---------     ---------
Net (decrease) increase in cash and cash equivalents......      (3,724)       (6,534)        7,036
Cash and cash equivalents -- beginning of year............      10,835        17,369        10,333
                                                             ---------     ---------     ---------
Cash and cash equivalents -- end of year..................   $   7,111     $  10,835     $  17,369
                                                             =========     =========     =========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Barneys New York, Inc. ("Holdings") and Subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The Company operates 21 stores throughout the United States, including its three flagship stores in New York, Beverly Hills and Chicago. The Company has entered into a licensing arrangement pursuant to which a third party operates two retail stores in Japan and a single in-store department in Singapore, all under the "Barneys New York" name.

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

  (D) ACCOUNTS RECEIVABLE AND FINANCE CHARGES

     The Company provides credit to its customers and performs on-going credit reviews of its customers. Accounts are generally written off automatically after 180 days have passed without the Company having received a full scheduled monthly payment. Accounts are written off sooner in the event of bankruptcy or other factors that make collection seem unlikely. The Company estimates the appropriate allowance using a model that considers the current aging of the accounts, historical write-off and recovery rates and other portfolio data. This estimate is then reviewed by Company management to assess whether additional analysis is required to appropriately estimate expected losses. Concentration of credit risk is limited because of the large number of customers. Finance charge income recorded in Fiscal 2002, 2001 and 2000 approximated $4,608,000, $4,661,000 and $4,462,000, respectively, and is included in other income-net in the statement of operations. The costs of administering the Company's private label credit card program are included in selling, general and administrative expenses. Prior to any allocation of "in-store" costs related to the Company's private label credit card program or any allocation of corporate overhead expenses, these costs approximated $3,247,000, $4,005,000, and $3,742,000 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

  (E) INVENTORIES

     Merchandise inventories, consisting primarily of finished goods, are stated at the lower of FIFO (first-in, first-out) cost or market, as determined by the retail inventory method. Merchandise is purchased from many different vendors based throughout the world. Most of the Company's relationships with its vendors are not subject to contractual arrangements. In the fiscal year ended February 1, 2003, our ten top designers (including all brands owned by such designers) accounted for approximately 28% of our total sales, and out two top designers (including all brands owned by such designers) accounted for approximately 11% and 4%, respectively, of our total sales. If one or more of the Company's top designers were to cease providing the Company with adequate supplies of merchandise, the Company's business might, in the short term, be

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES
adversely affected. However, management believes that alternative supply sources exist to fulfill the Company's requirements in the event of a disruption.

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

                                                        FISCAL YEAR ENDED         FISCAL YEAR ENDED
                                                        FEBRUARY 2, 2002          FEBRUARY 3, 2001
                                                   ---------------------------   -------------------
                                                                  BASIC AND               BASIC AND
                                                                DILUTED (LOSS)             DILUTED
                                                   NET (LOSS)     INCOME PER      NET       INCOME
                                                     INCOME         SHARE        INCOME   PER SHARE
                                                   ----------   --------------   ------   ----------
As Reported......................................   $(15,171)       $(1.09)      $  610     $0.04
Amortization of Excess Reorganization Value......      8,791          0.63        8,741      0.64
                                                    --------        ------       ------     -----
As Adjusted......................................   $ (6,380)       $(0.46)      $9,351     $0.68
                                                    ========        ======       ======     =====

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

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

                                                              FISCAL 2002   FISCAL 2001   FISCAL 2000
                                                              -----------   -----------   -----------
Net income (loss) -- as reported............................    $8,466       $(15,171)      $   610
Deduct: Stock-based employee compensation expense (income)
  determined under fair value method, net of related tax
  effects...................................................     1,410          1,596          (588)
                                                                ------       --------       -------
Pro-forma net income (loss).................................    $7,056       $(16,767)      $ 1,198
                                                                ======       ========       =======
Net income (loss) per share:
Basic and diluted -- as reported............................    $ 0.61       $  (1.09)      $  0.04
Basic and diluted -- pro-forma..............................      0.51          (1.21)         0.09

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

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

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

     For the fiscal year ended February 1, 2003, the Company designated its forward foreign currency contracts as cash flow hedges. The Company recorded a gain of approximately $496,000 in other comprehensive income in the Statement of Changes in Stockholders' Equity and an increase to other current assets, to recognize at fair value these forward foreign currency contracts that were designated as cash flow hedging instruments in accordance with SFAS No. 133. No components of the contracts were excluded in the measurement of the related hedge effectiveness. Additionally, no gains or losses related to the ineffectiveness of cash flow hedges were recognized in earnings during fiscal 2002. The Company expects to reclassify all of the unrealized gain from other comprehensive income into earnings within the next eight month period due to the actual usage of foreign exchange contracts to purchase merchandise and the Company's ultimate sale of that merchandise.

     In order to qualify as cash flow hedges, the Company's forward foreign currency contracts must satisfy various criteria as outlined in SFAS No. 133. That criteria includes documenting at inception, the hedging relationship and the risk management objective and strategy for undertaking the hedge. This documentation includes identifying the hedged instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument's effectiveness in hedging the exposure to the hedged transaction's variability in cash flows attributable to the hedged risk will be assessed.

     The Company enters into these foreign currency contracts with an unrelated third party bank. The critical terms of the Company's foreign currency contracts are the same as the underlying forecasted transactions, therefore, changes in the fair value of the contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. In addition, the forecasted transactions that are being hedged are specifically identifiable and the occurrence of the forecasted transactions is probable.

     The gain in comprehensive income results in a deferred tax liability which is offset by the Company's net operating loss carryforward. The deferred tax on the gain and tax benefit from the use of the net operating loss carryforward were recorded in comprehensive income as required by paragraph 37 of Statement of Financial Accounting Standard No. 109.

     At February 1, 2003 and February 2, 2002, the notional amount and estimated fair value, utilizing quotes from external sources, of the Company's outstanding forward foreign currency contracts is detailed below:

                                        FEBRUARY 1, 2003                         FEBRUARY 2, 2002
                             --------------------------------------   --------------------------------------
FOREIGN CURRENCY             NOTIONAL AMOUNT   ESTIMATED FAIR VALUE   NOTIONAL AMOUNT   ESTIMATED FAIR VALUE
----------------             ---------------   --------------------   ---------------   --------------------
Euro.......................     8,506,000           9,100,000           18,146,000           17,772,000
British Pound..............       160,000             153,000            1,625,000            1,549,000

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

     At February 1, 2003, the Company's forward exchange contracts have maturity dates through September 2003.

     Cost of sales includes a $53,000 loss in the year ended February 1, 2003 and income of approximately $970,000 and $1,400,000 for the years ended February 2, 2002 and February 3, 2001, respectively, related to the settlement of foreign denominated inventory purchases.

  (K) REVENUE RECOGNITION

     Sales, recognized at the point of sale, consist of sales of merchandise, net of returns. Net sales in the Statement of Operations include an estimate for merchandise returns, where a right of return exists, in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists."

     In accordance with the licensing arrangements discussed in Note 7(b), the Company's minimum royalty revenue is recognized monthly as the license fee accrues. Any royalties above the minimum are recognized as earned.

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

  (O) SHIPPING AND HANDLING COSTS

     Shipping and handling costs of the Company are not material to the operations of the Company and are included in selling, general and administrative expenses. These costs amounted to $1,332,000, 1,243,000 and $1,336,000 for the fiscal year ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

  (P) INCOME STATEMENT EXPENSE CLASSIFICATION

     Cost of sales includes the cost of merchandise sold as well as costs associated with the purchase of the merchandise primarily including inbound freight and duty costs, buying agent costs, foreign exchange gains and losses on settlement of foreign denominated purchases, sample costs and label costs. All other expenses, except depreciation and amortization, interest and income taxes, but including internal transfer costs and warehousing and distribution expenses are included in selling, general and administrative expenses, because the predominant costs associated with these expenses, most notably occupancy costs and personnel costs, are general and administrative in nature. Based on these classifications, the Company's gross margins may not be comparable to those of other entities, since some entities include the costs related to their distribution network and retail store rent expenses in cost of sales, whereas others, like the Company, exclude these costs from gross margin, including them instead in selling, general and administrative expenses. Expenses related to the Company's distribution network which primarily include personnel, occupancy and transportation costs were $5,770,000, $5,686,000, and $5,666,000 in Fiscal 2002,
2001, and 2000, respectively.

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

  (Q) VENDOR ALLOWANCES

     The Company receives allowances from its vendors through a variety of programs and arrangements, primarily including co-operative advertising, markdown reimbursement programs, salary expense reimbursement programs and promotional event reimbursement programs. Allowances received from vendors included in selling, general administrative expenses, which are netted against the related expense were $8,826,000, $8,164,000, and $5,847,000 in Fiscal 2002,
2001, and 2000, respectively. Markdown reimbursements are credited against cost of sales in the period in which the related markdowns are taken.

     Through February 1, 2003, all other reimbursement programs discussed above were credited against the related selling, general and administrative expense when the purpose for which the vendor funds were intended to be used had been fulfilled. Effective with the adoption of EITF 02-16, which covered reimbursement arrangements entered into after December 31, 2002, the Company now credits the aggregate portion of the vendor reimbursements received in excess of third party incremental costs incurred against cost of sales, with the remainder credited against the related selling, general and administrative expense for which the vendor funds were intended to be used.

  (R) RECLASSIFICATION

     Certain amounts in the prior year have been reclassified to conform with the current year financial statement presentation.

3.  FIXED ASSETS

     Fixed assets consist of the following:

                                                              FEBRUARY 1,   FEBRUARY 2,   USEFUL LIFE
                                                                 2003          2002       (IN YEARS)
                                                              -----------   -----------   -----------
                                                                         ($ IN THOUSANDS)
Furniture, fixtures and equipment...........................   $ 39,470      $ 31,404        3 to 7
Leasehold improvements......................................     48,283        45,267       2 to 14
                                                               --------      --------
Total.......................................................     87,753        76,671
Accumulated depreciation and amortization...................    (37,290)      (26,530)
                                                               --------      --------
Net fixed assets............................................   $ 50,463      $ 50,141
                                                               ========      ========

4.  DEBT

     On January 28, 2004, as discussed below, the Company's $22,500,000 subordinated note, the equipment notes and a contractual rent payment (discussed in Note 5(a)) become due. On April 1, 2003, the Company completed an offering of units and utilized a substantial portion of the net proceeds to refinance these obligations. Therefore, in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", these obligations have been recorded as long-term liabilities in the consolidated balance sheet at February 1, 2003. Contemporaneously with the consummation of the offering, the Company also repaid the term loan and a portion of the revolver loans outstanding under its credit facility and entered into a new revolving credit facility (the "Restated Credit Facility") on the terms of the existing credit facility as amended on April 1, 2003. See Note 12 for a further discussion.

  (A) REVOLVING CREDIT FACILITY

     The Company entered into a $120,000,000 revolving credit facility in January, 1999 with a $40,000,000 sublimit for the issuance of letters of credit (the "Credit Agreement") with Citicorp USA, Inc., General Electric Capital Corporation, BNY Financial Corporation, and National City Commercial Finance, Inc. maturing on January 28, 2003. In December 2001, the Company entered into an amendment to its Credit Agreement (the "December Amendment"), which among other things, amended and/or eliminated certain of the financial covenants contained therein through fiscal 2002 and decreased the commitment pursuant to

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES
that agreement to $105,000,000. In addition, the maturity of the Credit Agreement was extended to February 15, 2003. On July 15, 2002, the Company entered into a new $105,000,000 million credit facility led by General Electric Capital Corporation, as Administrative Agent (the "GE Facility"), which replaced the Company's prior credit facility. The GE Facility provides a $97,000,000 revolving loan commitment (the "Revolver") with a $40,000,000 sub-limit for the issuance of letters of credit and an $8,000,000 term loan commitment (the "Term Loan"). Proceeds from the GE Facility were used to repay in full all amounts outstanding under the previous revolving credit facility with Citibank, N.A. and are being used for working capital, capital expenditures and general corporate purposes. Obligations under the GE Facility are secured by a first priority and perfected lien on substantially all of the assets of the Company.

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

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

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

     The fair value of this note was estimated to be approximately $20,648,000 at January 30, 1999. This amount was not necessarily representative of the amount that could be realized or settled. The difference between the face amount and the fair market value was recorded as a debt discount and is being amortized using the effective interest method. The fair market value was based upon a valuation from an investment banking firm utilizing discounted cash flows and comparable company methodology. After amortization of the debt discount, this note was recorded at $22,112,000 and $21,678,000 at February 1, 2003 and February 2, 2002, respectively.

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

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

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

     At February 1, 2003, total minimum rent payments at contractual rates are as follows for the respective fiscal years:

                                                               ($ IN 000'S)
                                                               ------------
2003........................................................     $ 37,460
2004........................................................       24,194
2005........................................................       23,609
2006........................................................       21,615
2007........................................................       21,116
Thereafter..................................................      273,896
                                                                 --------
Total minimum rent payments.................................     $401,890
                                                                 ========

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

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

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

     Holdings is the parent of a U.S. federal consolidated group that includes Barney's, Inc. and its wholly-owned subsidiaries, collectively referred to as the Consolidated Subsidiaries. Holdings and the Consolidated Subsidiaries file a consolidated U.S. federal income tax return. Under the U.S. federal consolidated return rules, the Consolidated Subsidiaries generally do not directly pay U.S. federal income taxes. Instead, Holdings remits any tax due with respect to the consolidated group. To equitably allocate the consolidated income tax liabilities of the consolidated group between Barney's, Inc., on behalf of itself and its subsidiaries, and the remainder of the group, on January 28, 1999, Holdings entered into a tax sharing and indemnification agreement with the Consolidated Subsidiaries. Under this agreement, Barney's, Inc. is obligated, among other things, to pay to Holdings any taxes attributable to the Consolidated Subsidiaries, and Holdings may be required to compensate Barney's, Inc. for Holdings' use of tax benefits attributable to the Consolidated Subsidiaries.

     For Fiscal 2002, 2001, and 2000, the Company recorded a current provision for income taxes of approximately $600,000, $439,000, and $546,000, respectively, which principally relates to state and local income and franchise taxes. The AMT credit carryforward of $69,000 can be carried forward indefinitely, while the net operating loss carryforwards of $28,063,000 begin to expire in 2020. In the comparable periods, the Company paid capital, franchise and income taxes, net of refunds, of approximately $538,000, $359,000, and $542,000, respectively.

     A reconciliation of the U.S. statutory tax rate to the Company's effective tax rate for financial reporting purposes follows:

                                                      FISCAL 2002   FISCAL 2001   FISCAL 2000
                                                      -----------   -----------   -----------
U.S. Statutory Rate.................................      35.0%         35.0%         35.0%
State Taxes.........................................      11.0           2.0          44.0
Tax Benefit Related to Basis Difference due to Fresh
  Start Accounting..................................        --            --         (41.0)
Other...............................................      (1.0)          3.0          (6.0)
Valuation Allowance.................................     (38.0)        (43.0)         15.0
                                                         -----         -----         -----
Effective Tax Rate..................................       7.0%         (3.0)%        47.0%
                                                         =====         =====         =====

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

     Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows ($ in thousands):

                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
Deferred tax assets:
  Inventory.................................................    $   323       $   892
  Provision for doubtful accounts...........................        299           401
  Tax credit and loss carryforward..........................     11,293        10,330
  Other.....................................................      1,925         1,027
                                                                -------       -------
  Gross deferred tax assets.................................     13,840        12,650
  Less: Valuation allowance.................................     (5,684)       (9,168)
                                                                -------       -------
Deferred tax assets.........................................      8,156         3,482
Deferred tax liabilities:
  Depreciation & amortization...............................      8,087         3,413
                                                                -------       -------
  Net deferred tax asset....................................    $    69       $    69
                                                                =======       =======

     Other current assets include a net deferred tax asset of approximately $1,501,000 and $639,000 for the fiscal year ended February 1, 2003 and February 2, 2002, respectively. Other long-term liabilities include a net deferred tax liability of $1,432,000 and $570,000 for the fiscal year ended February 1, 2003 and February 2, 2002.

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

     Pursuant to the trademark license agreement between BNY Licensing and Barneys Japan Company ("Barneys Japan") (an affiliate of Isetan), a royalty-bearing, exclusive right and license to operate retail store

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES
locations in Japan and a royalty-bearing, non-exclusive right and license to operate a department within a retail store in Singapore, under the trademark and trade names "BARNEYS NEW YORK" (the "Trademark License Agreement") has been granted to Barneys Japan. In addition, Barneys Japan has been granted a license to make, sell and distribute certain products bearing the trademark "BARNEYS NEW YORK" and to use "BARNEYS NEW YORK" as part of its corporate name. The Trademark License Agreement expires on December 31, 2015; however, Barneys Japan may renew the agreement for up to three additional ten year terms provided certain conditions are met. Under the terms of the agreement, Barneys Japan pays BNY Licensing or its assignee a minimum royalty of 2.50% of a minimum net sales figure set forth in the agreement (the "Minimum Royalty") and an additional royalty of 2.50% of net sales in excess of the minimum net sales and sales generated from the expansion of Barneys Japan store base (beyond three stores) and business methods. In accordance with a prior arrangement, Isetan was given an absolute assignment of 90% of the annual minimum royalties. As a result, the Company only receives royalty payments equal to 10% of the annual minimum royalties as set forth in the license agreement.

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

     Pursuant to the terms of the trademark license agreement between BNY Licensing and an affiliate of Isetan, the Company's 10% portion of the annual minimum royalty over the remaining initial term of this agreement ranges from 45,868,000 to 61,195,106 Japanese Yen ($383,000 to $510,800 at the February 1,
2003 conversion rate of 119.8 Japanese yen to one United States dollar) a year. The minimum royalty revenue is recognized monthly as the license fee accrues. Any royalties above the minimum will be recognized as earned. Included in Other income -- net is approximately $318,000, $326,000 and $330,000 in royalty income for Fiscal 2002, 2001, and 2000, respectively.

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

  (A) HOLDINGS COMMON STOCK

     Each share of Holdings common stock entitles its holder to one vote. The holders of record of Holdings common stock will be entitled to participate equally in any dividend declared by the Board of Directors of Holdings. Each share of Holdings common stock is entitled to share ratably in the net worth of Holdings upon

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES
dissolution. So long as any shares of preferred stock are outstanding, no dividends on Holdings common stock may be paid until all accrued and unpaid dividends on the preferred stock have been paid.

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

     In accordance with SAB No. 64, Redeemable Preferred Stock, the Company recorded the two separate issuances of redeemable preferred stock at their respective fair values. The 5,000 shares originally issued to Bay Harbour Management L.C. ("Bay Harbour"), one of the Company's principal shareholders, were valued at $500,000. The remaining 15,000 shares were issued to the Barneys Employees Stock Plan Trust (the "Trust"). See Note 9(a) Employees Stock Plan below.

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

  (E) RESTRICTED STOCK

     Pursuant to an amendment to his employment agreement dated January 10, 2003, Holdings agreed to make a restricted stock award on February 2, 2003 of 200,000 shares of Holdings common stock to Howard

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

Socol, the Company's Chairman, President and Chief Executive Officer. The fair value of the restricted shares was $850,000 based on the $4.25 trading price of Holdings common stock on the award date. Pursuant to the restricted stock award agreement between Holdings and Mr. Socol, until the shares vest, the shares will be held in escrow and Mr. Socol may not transfer the shares. In addition, until the shares vest, the shares are subject to a right of repurchase by Holdings upon Mr. Socol's resignation without good reason or termination by Holdings for cause. 100,000 of the shares vest on January 31, 2004 and the other 100,000 shares vest on January 31, 2005, provided that Mr. Socol does not terminate his employment before those dates. The agreement also contains an accelerated vesting provision upon the occurrence of certain events.

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

     In addition to the above stock option plan, in Fiscal 1999, the Company adopted a stock option plan that provides for the granting of non-qualified stock options to non-employee members of the Company's Board of Directors. Each Eligible Director (as defined in the option plan) is granted an option to purchase 5,000 shares of Holdings common stock upon their initial appointment to the Board of Directors, exercisable at the fair market value of Holdings common stock at the date of grant. These options expire ten years from the date of grant and vest 50% on the date of grant, with the remainder on the first anniversary therefrom. At the

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES
discretion of the Board of Directors, additional options may be granted to Eligible Directors on the date of the annual stockholders' meeting that takes place after the initial grant. As of February 1, 2003, 30,000 shares were available for future grants pursuant to this option plan.

     Following is a summary of the stock option plan activity for each of the respective years:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Granted during and Outstanding at January 29, 2000........    876,270        $ 8.68
Granted...................................................  1,247,234          9.85
Cancelled.................................................   (831,270)         8.68
                                                            ---------        ------
Outstanding at February 3, 2001...........................  1,292,234          9.81
Granted...................................................    489,000          9.62
Canceled..................................................    (46,600)        10.04
                                                            ---------        ------
Outstanding at February 2, 2002...........................  1,734,634          9.75
Granted...................................................         --            --
Canceled..................................................   (107,400)         9.89
                                                            ---------        ------
Outstanding at February 1, 2003...........................  1,627,234          9.74
                                                            =========        ======

     At February 1, 2003, the outstanding options have a weighted average remaining contractual life of 7.9 years, with exercise prices ranging from $8.68 -- $10.25.

     Options exercisable at:

                                                                        WEIGHTED AVERAGE
                                                              SHARES     EXERCISE PRICE
                                                              -------   ----------------
February 3, 2001............................................  136,000        $9.73
February 2, 2002............................................  599,359         9.74
February 1, 2003............................................  972,318         9.77

     There were no options granted during Fiscal 2002. The weighted average fair value of options granted during Fiscal 2000 and 2001 estimated on the date of grant using the Black Scholes option-pricing model was $2.88 and $3.22, respectively. The fair values were estimated on the date of grant using the following weighted average assumptions: risk-free interest rate range of 4.38% to 6.66% depending on grant date; dividend yield of 0%; a weighted average expected life ranging from five to 10 years; and expected volatility ranging from 37.3% to 41.5%.

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

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

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

10.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
                                                                  ($ IN THOUSANDS)
Payroll and other employee benefit liabilities..............    $ 9,608       $ 6,741
Customer liabilities........................................     11,203        10,590
Interest....................................................      3,220         3,102
Other.......................................................      8,998        11,813
                                                                -------       -------
Accrued expenses............................................    $33,029       $32,246
                                                                =======       =======

11.  OTHER

     Other income -- net includes the following at:

                                                      FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
(000'S)                                                  2003          2002          2001
-------                                               -----------   -----------   -----------
Finance charge income...............................    $4,608        $4,661        $4,462
Royalty income......................................       318           326           330
Insurance recoveries................................       523           926            --
Reversal of Predecessor Company liabilities.........        --           913            --
Sale of a trademark unrelated to business...........       400            --            --
Other...............................................       478           131            41
                                                        ------        ------        ------
Total...............................................    $6,327        $6,957        $4,833
                                                        ======        ======        ======

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

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

     In 2002, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF 02-16 addresses the accounting by a reseller for consideration received from a vendor. A consensus was reached that cash

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES
consideration is presumed to be a reduction in the price of a vendor's product that should be recognized as a reduction of cost of sales. However, this presumption can be overcome when the consideration received is for the reimbursement of specific, identifiable and incremental costs of the reseller. In that event, the consideration, subject to a threshold, is recognized as a reduction in selling, general and administrative expenses. The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, entered into after December 31, 2002. We are currently evaluating the potential impact of adopting the provisions of EITF 02-16 on our consolidated financial position and results of operations.

12.  SUBSEQUENT EVENT

     On April 1, 2003, the Company completed an offering of 106,000 units at a price of $850 per unit, for gross proceeds of $90.1 million. Each unit consisted of $1,000 principal amount at maturity of 9.000% senior secured notes due April 1, 2008 of Barney's, Inc. and one warrant to purchase 3.412 shares of common stock of Holdings at an exercise price of $0.01 per share. $106.0 million aggregate principal amount at maturity of notes were issued, together with an aggregate of 106,000 warrants to acquire an aggregate of 361,672 shares of the common stock of Holdings. The warrants expire on April 1, 2008. Approximately $1.9 million of the proceeds from the offering was allocated to the warrants and the remainder of the proceeds was allocated to the notes. The total debt discount of $17.8 million is being amortized over the life of the notes.

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

     Net proceeds to the Company were approximately $81.7 million after deducting commissions, financial advisory fees and estimated expenses (collectively referred to as the "Offering Fees") of the offering. The Offering Fees of approximately $8.4 million will be deferred and will be included in other assets. Such amount will be amortized to interest expense over the term of the notes. The net proceeds were used to repay the $22.5 million Subordinated Note; the Equipment Notes; the Term Loan and a portion of the Revolver loans outstanding under the GE Facility; and a substantial portion of the Company's deferred rent obligations pursuant to its flagship leases. The prepayment of the $22.5 million subordinated note and the Equipment Notes aggregated approximately $58.1 million and resulted in a gain on early extinguishments of debt of approximately $200,000.

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

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

     - Minimum consolidated net worth -- The minimum amount was set at $147.0 million at the end of the fiscal year ending January 28, 2006.

     - Minimum consolidated EBITDA -- The minimum amount at the end of Fiscal 2004 was increased to $29.0 million from $28.0 million; and the minimum amount at the end of Fiscal 2005 was set at $30.0 million.

     - Capital expenditures -- The limitation on capital expenditures is $10.0 million per fiscal year, subject to increase if certain conditions are met.

     - Minimum excess borrowing base availability -- The Company is required to maintain minimum excess borrowing base availability of $8.0 million at all times.

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

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     On April 1, 2003, Barney's, Inc., a subsidiary of the Company, issued $106.0 million principal amount of its 9.000% senior secured notes due April 1, 2008, as more fully discussed in Note 12 above. Barney's Inc. and the guarantor subsidiaries are 100% owned by Holdings. These notes have been fully and unconditionally, jointly and severally guaranteed by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. Subject to certain exceptions, Barney's, Inc. is restricted in its ability to make funds available to Holdings. The following condensed consolidating financial information of the Company is being provided pursuant to Article 3-10(d) of Regulation S-X.

                                                       FISCAL YEAR ENDED FEBRUARY 1, 2003
                                --------------------------------------------------------------------------------
                                           BARNEY'S    GUARANTOR     NON-GUARANTOR                  CONSOLIDATED
                                HOLDINGS     INC.     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                --------   --------   ------------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
Net sales.....................  $    --    $336,298     $47,065          $  --         $    --        $383,363
Cost of sales.................       --     177,218      26,797             --              --         204,015
                                -------    --------     -------          -----         -------        --------
     Gross profit.............       --     159,080      20,268             --              --         179,348
Expenses:
  Selling, general and
     administrative expenses
     (including occupancy
     expense of $32,421)......       --     139,850      14,963             --              --         154,813
  Depreciation and
     amortization.............       --       9,233       1,527             --              --          10,760
  Other income -- net.........       --      (6,278)        (49)            --              --          (6,327)
                                -------    --------     -------          -----         -------        --------
     Operating income.........       --      16,275       3,827             --              --          20,102
Equity in net income of
  subsidiary..................   (9,027)         --          --             --           9,027              --
Interest and financing costs,
  net of interest income......      (39)     11,075          --             --              --          11,036
                                -------    --------     -------          -----         -------        --------
     Income before income
       taxes..................    9,066       5,200       3,827             --          (9,027)          9,066
Income taxes..................      600          --          --             --              --             600
                                -------    --------     -------          -----         -------        --------
     Net income...............  $ 8,466    $  5,200     $ 3,827          $  --         $(9,027)       $  8,466
                                =======    ========     =======          =====         =======        ========

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                      FISCAL YEAR ENDED FEBRUARY 2, 2002
                               ---------------------------------------------------------------------------------
                                          BARNEY'S,    GUARANTOR     NON-GUARANTOR                  CONSOLIDATED
                               HOLDINGS     INC.      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                               --------   ---------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Net sales....................  $     --   $323,722      $47,447          $  --         $     --       $371,169
Cost of sales................        --    181,908       26,937             --               --        208,845
                               --------   --------      -------          -----         --------       --------
     Gross profit............        --    141,814       20,510             --               --        162,324
Expenses:
  Selling, general and
     administrative expenses
     (including occupancy
     expense of $31,367).....        --    138,488       16,330             --               --        154,818
  Depreciation and
     amortization............        --     17,070        1,732             --               --         18,802
  Other income -- net........        --     (6,345)        (612)            --               --         (6,957)
                               --------   --------      -------          -----         --------       --------
  Operating (loss) income....        --     (7,399)       3,060             --               --         (4,339)
Equity in net loss of
  subsidiary.................    15,098         --           --             --          (15,098)            --
Interest and financing costs,
  net of interest income.....      (366)     7,107        3,652             --               --         10,393
                               --------   --------      -------          -----         --------       --------
     Loss before income
       taxes.................   (14,732)   (14,506)        (592)            --           15,098        (14,732)
Income taxes.................       439         --           --             --               --            439
                               --------   --------      -------          -----         --------       --------
     Net loss................  $(15,171)  $(14,506)     $  (592)         $  --         $ 15,098       $(15,171)
                               ========   ========      =======          =====         ========       ========

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                        FISCAL YEAR ENDED FEBRUARY 3, 2001
                                 ---------------------------------------------------------------------------------
                                            BARNEY'S,    GUARANTOR     NON-GUARANTOR                  CONSOLIDATED
                                 HOLDINGS     INC.      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                 --------   ---------   ------------   -------------   ------------   ------------
                                                                  (IN THOUSANDS)
Net sales......................   $   --    $352,646      $51,675          $  --          $  --         $404,321
Cost of sales..................       --     188,699       28,026             --             --          216,725
                                  ------    --------      -------          -----          -----         --------
     Gross profit..............       --     163,947       23,649             --             --          187,596
Expenses:
  Selling, general and
     administrative expenses
     (including occupancy
     expense of $29,120).......       --     143,793       17,730             --             --          161,523
  Depreciation and
     amortization..............       --      16,587        1,440             --             --           18,027
  Other income -- net..........       --      (4,261)        (572)            --             --           (4,833)
                                  ------    --------      -------          -----          -----         --------
     Operating income..........       --       7,828        5,051             --             --           12,879
Equity in net income of
  subsidiary...................     (554)         --           --             --            554               --
Interest and financing costs,
  net of interest income.......     (602)      8,455        3,870             --             --           11,723
                                  ------    --------      -------          -----          -----         --------
     Income (loss) before
       income taxes............    1,156        (627)       1,181             --           (554)           1,156
Income taxes...................      546          --           --             --             --              546
                                  ------    --------      -------          -----          -----         --------
     Net income (loss).........   $  610    $   (627)     $ 1,181          $  --          $(554)        $    610
                                  ======    ========      =======          =====          =====         ========

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                               FEBRUARY 1, 2003
                               ---------------------------------------------------------------------------------
                                          BARNEY'S,    GUARANTOR     NON-GUARANTOR                  CONSOLIDATED
                               HOLDINGS     INC.      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                               --------   ---------   ------------   -------------   ------------   ------------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                                     ASSETS
Current assets:
  Cash and cash
    equivalents..............  $     --   $  6,666      $    445         $  --        $      --       $  7,111
  Receivables, less
    allowances of $4,225.....        --     24,575           382            --               --         24,957
  Inventories................        --     52,879         9,373            --               --         62,252
  Other current assets.......     1,507      6,097           304            --               --          7,908
                               --------   --------      --------         -----        ---------       --------
    Total current assets.....     1,507     90,217        10,504            --               --        102,228
Fixed assets at cost, less
  accumulated depreciation
  and amortization of
  $37,290....................        --     47,550         2,913            --               --         50,463
Excess reorganization value,
  less accumulated
  amortization of $26,372....        --    147,764            --            --               --        147,764
Investment in and advances to
  subsidiary.................   156,113     29,659            --            --         (185,772)            --
Other assets.................        --      1,327            11            --               --          1,338
                               --------   --------      --------         -----        ---------       --------
    Total assets.............  $157,620   $316,517      $ 13,428         $  --        $(185,772)      $301,793
                               ========   ========      ========         =====        =========       ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-
    term debt................  $     --   $    425      $     --         $  --        $      --       $    425
  Revolving credit
    facility.................        --     10,480            --            --               --         10,480
  Net affiliate payable......        --    115,208        42,547            --         (157,755)            --
  Accounts payable...........        --     20,521           226            --               --         20,747
  Accrued expenses...........       598     28,382         4,049            --               --         33,029
                               --------   --------      --------         -----        ---------       --------
    Total current
      liabilities............       598    175,016        46,822            --         (157,755)        64,681
Long-term debt...............        --     65,051            --            --               --         65,051
Other long-term
  liabilities................     1,434     15,313          (770)           --               --         15,977
Series A Redeemable Preferred
  Stock -- Aggregate
  liquidation preference
  $2,000.....................       500         --            --            --               --            500
Commitments and contingencies
  Stockholders' equity:
  Preferred stock............        --         --           214            --             (214)            --
  Common stock -- $.01 par
    value; authorized
    25,000,000
    shares -- issued
    13,903,227 shares........       139         --           341            --             (341)           139
Additional paid-in capital...   166,390         --        45,176            --          (45,176)       166,390
Accumulated other
    comprehensive income.....        --        496            --            --               --            496
  Retained deficit...........   (11,441)    60,641       (78,355)           --           17,714        (11,441)
                               --------   --------      --------         -----        ---------       --------
    Total stockholders'
      equity.................   155,088     61,137       (32,624)           --          (28,017)       155,584
                               --------   --------      --------         -----        ---------       --------
Total liabilities and
  stockholders' equity.......  $157,620   $316,517      $ 13,428         $  --        $(185,772)      $301,793
                               ========   ========      ========         =====        =========       ========

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                               FEBRUARY 2, 2002
                               ---------------------------------------------------------------------------------
                                          BARNEY'S,    GUARANTOR     NON-GUARANTOR                  CONSOLIDATED
                               HOLDINGS     INC.      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                               --------   ---------   ------------   -------------   ------------   ------------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                                     ASSETS
Current assets:
  Cash and cash
     equivalents.............  $  6,797   $  3,347      $    678          $13         $      --       $ 10,835
  Restricted cash............        --        200            --           --                --            200
  Receivables, less
     allowances of $4,488....        --     26,411           278           --                --         26,689
  Inventories................        --     43,002         9,447           --                --         52,449
  Other current assets.......       646      4,874           253           --                --          5,773
                               --------   --------      --------          ---         ---------       --------
     Total current assets....     7,443     77,834        10,656           13                --         95,946
Fixed assets at cost, less
  accumulated depreciation
  and amortization of
  $26,530....................        --     46,031         4,110           --                --         50,141
Excess reorganization value,
  less accumulated
  amortization of $26,372....        --    149,439            --           --                --        149,439
Investment in and advances to
  subsidiary.................   141,294     29,659            --           --          (170,953)            --
Other assets.................        --      1,443            11           --                --          1,454
                               --------   --------      --------          ---         ---------       --------
     Total assets............  $148,737   $304,406      $ 14,777          $13         $(170,953)      $296,980
                               ========   ========      ========          ===         =========       ========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit
     facility................  $     --   $ 23,581      $     --          $--         $      --       $ 23,581
  Net affiliate payable......        --    108,850        48,948           --          (157,798)            --
  Accounts payable...........        --     23,321           313           --                --         23,634
  Accrued expenses...........     1,044     24,473         6,729           --                --         32,246
                               --------   --------      --------          ---         ---------       --------
     Total current
       liabilities...........     1,044    180,225        55,990           --          (157,798)        79,461
Long-term debt...............        --     57,467            --           --                --         57,467
Other long-term
  liabilities................       571     13,541        (1,182)          --                --         12,930
Series A Redeemable Preferred
  Stock -- Aggregate
  liquidation preference
  $2,000.....................       500         --            --           --                --            500
Commitments and contingencies
  Stockholders' equity:
  Preferred stock............        --         --           214           --              (214)            --
  Common stock --  $.01 par
     value; authorized
     25,000,000
     shares -- issued
     13,903,227 shares.......       139         --           341           --              (341)           139
  Additional paid-in
     capital.................   166,390         --        45,176           --           (45,176)       166,390
  Retained deficit...........   (19,907)    53,173       (85,762)          13            32,576        (19,907)
                               --------   --------      --------          ---         ---------       --------
     Total stockholders'
       equity................   146,622     53,173       (40,031)          13           (13,155)       146,622
                               --------   --------      --------          ---         ---------       --------
Total liabilities and
  stockholders' equity.......  $148,737   $304,406      $ 14,777          $13         $(170,953)      $296,980
                               ========   ========      ========          ===         =========       ========

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                            FISCAL YEAR ENDED FEBRUARY 1, 2003
                                     ---------------------------------------------------------------------------------
                                                BARNEY'S,    GUARANTOR     NON-GUARANTOR                  CONSOLIDATED
                                     HOLDINGS     INC.      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                     --------   ---------   ------------   -------------   ------------   ------------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income.........................  $ 8,466    $   5,200     $ 3,827          $ --          $(9,027)      $   8,466
Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
Depreciation and amortization......       --       10,493       1,527            --               --          12,020
Write-off of unamortized bank
  fees.............................       --          641          --            --               --             641
Deferred rent......................       --        1,772         412            --               --           2,184
Equity in net income of
  subsidiary.......................   (9,027)          --          --            --            9,027              --
Decrease (increase) in:
  Receivables......................       --        1,836        (104)           --               --           1,732
  Inventories......................       --       (9,877)         74            --               --          (9,803)
  Other current assets.............       --         (727)        (51)           --               --            (778)
Increase (decrease) in:
  Accounts payable and accrued
    expenses.......................     (444)       2,890      (2,767)           --               --            (321)
                                     -------    ---------     -------          ----          -------       ---------
  Net cash (used in) provided by
    operating activities...........   (1,005)      12,228       2,918            --               --          14,141
                                     -------    ---------     -------          ----          -------       ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Fixed asset additions..............       --      (10,752)       (330)           --               --         (11,082)
Restricted cash....................       --          200          --            --               --             200
Investment in and advances to
  subsidiary.......................   (5,792)       8,626      (2,821)          (13)              --              --
                                     -------    ---------     -------          ----          -------       ---------
    Net cash used in investing
      activities...................   (5,792)      (1,926)     (3,151)          (13)              --         (10,882)
                                     -------    ---------     -------          ----          -------       ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from debt.................       --      439,691          --            --               --         439,691
Repayments of debt.................       --     (445,216)         --            --               --        (445,216)
Payment of bank fees...............       --       (1,458)         --            --               --          (1,458)
                                     -------    ---------     -------          ----          -------       ---------
    Net cash used in financing
      activities...................       --       (6,983)         --            --               --          (6,983)
                                     -------    ---------     -------          ----          -------       ---------
Net (decrease) increase in cash and
  cash equivalents.................   (6,797)       3,319        (233)          (13)              --          (3,724)
Cash and cash
  equivalents -- beginning of
  period...........................    6,797        3,347         678            13               --          10,835
                                     -------    ---------     -------          ----          -------       ---------
Cash and cash equivalents -- end of
  period...........................  $    --    $   6,666     $   445          $ --          $    --       $   7,111
                                     =======    =========     =======          ====          =======       =========

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                           FISCAL YEAR ENDED FEBRUARY 2, 2002
                                    ---------------------------------------------------------------------------------
                                               BARNEY'S,    GUARANTOR     NON-GUARANTOR                  CONSOLIDATED
                                    HOLDINGS     INC.      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                    --------   ---------   ------------   -------------   ------------   ------------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss..........................  $(15,171)  $ (14,506)    $  (592)          $--          $ 15,098       $(15,171)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
Depreciation and amortization.....        --      18,262       1,732            --                --         19,994
Deferred rent.....................       217       2,024         426            --                --          2,667
Equity in net loss of
  subsidiary......................    15,098          --          --            --           (15,098)            --
Decrease (increase) in:
  Receivables.....................        --         888         154            --                --          1,042
  Inventories.....................        --       7,105       1,678            --                --          8,783
  Other current assets............      (217)        928          84            --                --            795
  Long-term assets................        --          (4)         --            --                --             (4)
Increase (decrease) in:
  Accounts payable and accrued
    expenses......................        80      (2,990)     (1,185)           --                --         (4,095)
                                    --------   ---------     -------           ---          --------       --------
    Net cash provided by operating
      activities..................         7      11,707       2,297            --                --         14,011
                                    --------   ---------     -------           ---          --------       --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Fixed asset additions.............        --     (11,182)       (800)           --                --        (11,982)
Contributions from landlords......        --         613          --            --                --            613
Investment in and advances to
  subsidiary......................    (5,216)      7,267      (2,051)           --                --             --
                                    --------   ---------     -------           ---          --------       --------
    Net cash used in investing
      activities..................    (5,216)     (3,302)     (2,851)           --                --        (11,369)
                                    --------   ---------     -------           ---          --------       --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from debt................        --     397,613          --            --                --        397,613
Repayments of debt................        --    (406,264)         --            --                --       (406,264)
Payment of bank fees..............        --        (525)         --            --                --           (525)
                                    --------   ---------     -------           ---          --------       --------
    Net cash used in financing
      activities..................        --      (9,176)         --            --                --         (9,176)
                                    --------   ---------     -------           ---          --------       --------
Net decrease in cash and cash
  equivalents.....................    (5,209)       (771)       (554)           --                --         (6,534)
Cash and cash
  equivalents -- beginning of
  period..........................    12,006       4,118       1,232            13                --         17,369
                                    --------   ---------     -------           ---          --------       --------
Cash and cash equivalents -- end
  of period.......................  $  6,797   $   3,347     $   678           $13          $     --       $ 10,835
                                    ========   =========     =======           ===          ========       ========

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                            FISCAL YEAR ENDED FEBRUARY 3, 2001
                                     ---------------------------------------------------------------------------------
                                                BARNEY'S,    GUARANTOR     NON-GUARANTOR                  CONSOLIDATED
                                     HOLDINGS     INC.      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                     --------   ---------   ------------   -------------   ------------   ------------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss)..................  $   610    $    (627)     $1,181          $  --          $(554)       $     610
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Depreciation and amortization......       --       17,667       1,440             --             --           19,107
Deferred rent......................       --        2,553         446             --             --            2,999
Equity in net income of
  subsidiary.......................     (554)          --          --             --            554               --
Decrease (increase) in:
  Receivables......................       --          489         (86)            --             --              403
  Inventories......................       --       (2,025)       (518)            --             --           (2,543)
  Other current assets.............      490         (431)        (90)            --             --              (31)
  Long-term assets.................       --           14           5             --             --               19
Increase (decrease) in:
  Accounts payable and accrued
    expenses.......................      (33)       2,441          70             --             --            2,478
                                     -------    ---------      ------          -----          -----        ---------
    Net cash provided by operating
      activities...................      513       20,081       2,448             --             --           23,042
                                     -------    ---------      ------          -----          -----        ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Fixed asset additions..............       --       (6,965)     (1,534)            --             --           (8,499)
Reduction in restricted cash.......       --        2,243          --             --             --            2,243
Investment in and advances to
  subsidiary.......................     (719)         626          93             --             --               --
                                     -------    ---------      ------          -----          -----        ---------
    Net cash used in investing
      activities...................     (719)      (4,096)     (1,441)            --             --           (6,256)
                                     -------    ---------      ------          -----          -----        ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from debt.................       --      423,745          --             --             --          423,745
Repayments of debt.................       --     (440,682)         --             --             --         (440,682)
Proceeds from exercise of stock
  options and warrants.............    7,187           --          --             --             --            7,187
                                     -------    ---------      ------          -----          -----        ---------
    Net cash provided by (used in)
      financing activities.........    7,187      (16,937)         --             --             --           (9,750)
                                     -------    ---------      ------          -----          -----        ---------
Net increase (decrease) in cash and
  cash equivalents.................    6,981         (952)      1,007             --             --            7,036
Cash and cash equivalents --
  beginning of period..............    5,025        5,070         225             13             --           10,333
                                     -------    ---------      ------          -----          -----        ---------
Cash and cash equivalents -- end of
  period...........................  $12,006    $   4,118      $1,232          $  13          $  --        $  17,369
                                     =======    =========      ======          =====          =====        =========

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          2002 -- QUARTER ENDED
                                               -------------------------------------------
                                                5/4/02     8/3/02     11/2/02     2/1/03
                                               --------   --------   ---------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales....................................  $92,475    $81,603    $103,299    $105,986
Gross profit.................................   42,469     40,157      46,249      50,473
Net income (loss)............................      478       (439)      2,877       5,550
Basic and diluted EPS........................     0.03      (0.03)       0.21        0.40

                                                          2001 -- QUARTER ENDED
                                                ------------------------------------------
                                                 5/5/01     8/4/01    11/3/01     2/2/02
                                                --------   --------   --------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.....................................  $94,069    $85,146    $89,408    $102,546
Gross profit..................................   43,220     38,808     36,623      43,673
Net (loss) income.............................   (3,301)    (3,860)    (8,448)        438
Basic and diluted EPS.........................    (0.24)     (0.28)     (0.61)       0.03

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS

                                                      FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                                                         ENDED         ENDED         ENDED
                                                      FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Expenses:
Selling, general and administrative expenses........    $    --      $     --       $   --
Loss before interest and financing costs, equity in
  net (income) loss of subsidiary and income
  taxes.............................................         --            --           --
Equity in net (income) loss of subsidiary...........     (9,027)       15,098         (554)
Interest and financing costs, net of interest
  income............................................        (39)         (366)        (602)
                                                        -------      --------       ------
     Income (loss) before income taxes..............      9,066       (14,732)       1,156
Income taxes........................................        600           439          546
                                                        -------      --------       ------
     Net income (loss)..............................    $ 8,466      $(15,171)      $  610
                                                        =======      ========       ======

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                            CONDENSED BALANCE SHEETS

                                                              FISCAL YEAR   FISCAL YEAR
                                                                 ENDED         ENDED
                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $     --      $  6,797
  Other current assets......................................      1,507           646
                                                               --------      --------
     Total current assets...................................      1,507         7,443
Investment in and advances to subsidiary....................    156,113       141,294
                                                               --------      --------
     Total assets...........................................   $157,620      $148,737
                                                               ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued expenses..........................................   $    598      $  1,044
                                                               --------      --------
     Total current liabilities..............................        598         1,044
Other long-term liabilities.................................      1,434           571
Series A Redeemable Preferred Stock -- Aggregate liquidation
  preference $2,000.........................................        500           500
Commitments and contingencies Stockholders' equity:
  Common stock -- $.01 par value; authorized 25,000,000
     shares -- issued 13,903,227 shares.....................        139           139
  Additional paid-in capital................................    166,390       166,390
  Retained deficit..........................................    (11,441)      (19,907)
                                                               --------      --------
     Total stockholders' equity.............................    155,088       146,622
                                                               --------      --------
Total liabilities and stockholders' equity..................   $157,620      $148,737
                                                               ========      ========

                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            FISCAL YEAR    FISCAL YEAR     FISCAL YEAR
                                                               ENDED          ENDED           ENDED
                                                            FEBRUARY 1,    FEBRUARY 2,     FEBRUARY 3,
                                                               2003            2002           2001
                                                            -----------   --------------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................    $ 8,466        $(15,171)       $   610
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
Equity in net (income) loss of subsidiary.................     (9,027)         15,098           (554)
Deferred rent.............................................         --             217             --
Decrease (increase) in:
  Other current assets....................................         --            (217)           490
Increase (decrease) in:
  Accounts payable and accrued expenses...................       (444)             80            (33)
                                                              -------        --------        -------
     Net cash (used in) provided by operating
       activities.........................................     (1,005)              7            513
                                                              -------        --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in and advances to subsidiary..................     (5,792)         (5,216)          (719)
                                                              -------        --------        -------
     Net cash used in investing activities................     (5,792)         (5,216)          (719)
                                                              -------        --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants............         --              --          7,187
                                                              -------        --------        -------
     Net cash provided by financing activities............         --              --          7,187
                                                              -------        --------        -------
Net (decrease) increase in cash and cash equivalents......     (6,797)         (5,209)         6,981
Cash and cash equivalents -- beginning of period..........      6,797          12,006          5,025
                                                              -------        --------        -------
Cash and cash equivalents -- end of period................    $    --        $  6,797        $12,006
                                                              =======        ========        =======

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

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                    BARNEYS NEW YORK, INC. AND SUBSIDIARIES
                                FEBRUARY 1, 2003

COLUMN A                               COLUMN B             COLUMN C             COLUMN D       COLUMN E
--------                             ------------   ------------------------   -------------   ----------
                                                           ADDITIONS
                                                    ------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE AT
                                     BEGINNING OF    COSTS AND      OTHER                        END OF
DESCRIPTION                             PERIOD      EXPENSES(A)    ACCOUNTS    DEDUCTIONS(B)     PERIOD
-----------                          ------------   -----------   ----------   -------------   ----------
                                                                (IN THOUSANDS)
YEAR ENDED FEBRUARY 3, 2001
Deducted from asset accounts:
  Allowance for returns and
     doubtful accounts.............     $3,599        $2,982        $  --         $2,253         $4,328
                                        ======        ======        =====         ======         ======
YEAR ENDED FEBRUARY 2, 2002
Deducted from asset accounts:
  Allowance for returns and
     doubtful accounts.............     $4,328        $1,840        $  --         $1,680         $4,488
                                        ======        ======        =====         ======         ======
YEAR ENDED FEBRUARY 1, 2003
Deducted from asset accounts:
  Allowance for returns and
     doubtful accounts.............     $4,488        $1,323        $  --         $1,586         $4,225
                                        ======        ======        =====         ======         ======

---------------

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

21                Subsidiaries of the Registrant (2)

23                Consent of Independent Auditors (2)

31.1              Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002 (11)

31.2              Certification of Chief Financial Officer pursuant  to Section
                  302 of the Sarbanes-Oxley Act of 2002 (11)

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)


(1) Incorporated by reference to Holdings' Registration Statement on Form 10 (the "Form 10") filed with the Securities and Exchange Commission (the "Commission") on June 1, 1999.

(2)   Filed with initially filed Form 10-K.

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

(11)  Filed with this Form 10-K/A

*     Management contracts or compensatory plans or arrangements.


(b) Reports on Form 8-K - Holdings did not file any reports on Form 8-K during the quarter ended February 1, 2003.