Form 10-Q/A
period 2003-05-03
BARNEYS NEW YORK INC
filed 2003-09-26
CIK 1087414

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2003 or

( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from   ______________ to ________________

Commission File Number - 0-26229

                             BARNEYS NEW YORK, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                            13-4040818
    (State or other jurisdiction of             (I.R.S. employer
     incorporation or organization)          identification number)

  575 Fifth Avenue, New York, New York                10017
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

                                Yes  (X) No ( )

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes  ( ) No (X)

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes (X) No ( )

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      As of September 26, 2003 there were 14,103,227 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

BARNEYS NEW YORK, INC. HEREBY RESTATES AND AMENDS ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 3, 2003 TO READ IN ITS ENTIRETY AS SET FORTH BELOW.

_______________________________________________________________________________


                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q/A

                            QUARTER ENDED May 3, 2003

                                Table of Contents

                                                                                      Page No.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed consolidated statements of operations - Three months
         ended May 3, 2003 and May 4, 2002                                                3

         Condensed consolidated balance sheets - May 3, 2003 and February 1, 2003         4

         Condensed consolidated statements of cash flows - Three months
         ended May 3, 2003 and May 4, 2002                                                5

         Notes to condensed consolidated financial statements - May 3, 2003               6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                             17

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                      25

ITEM 4.  Controls and Procedures                                                         25

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                               27

ITEM 2.  Changes in Securities and Use of Proceeds                                       27

ITEM 6.  Exhibits and Reports on Form 8-K                                                29

SIGNATURES                                                                               30

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                  MAY 3, 2003       MAY 4, 2002
                                                                                  -----------       -----------
Net sales                                                                           $ 91,385         $ 92,475
Cost of sales                                                                         50,597           50,006
                                                                                    --------         --------
          Gross profit                                                                40,788           42,469

Expenses:

  Selling, general and administrative expenses (including occupancy cost)             37,718           38,308
  Depreciation and amortization                                                        2,809            2,554
  Other income - net                                                                  (2,048)          (1,670)
                                                                                    --------         --------
          Operating income                                                             2,309            3,277
Interest and financing costs, net of interest income                                   3,369            2,703
                                                                                    --------         --------
          (Loss) income before income taxes                                           (1,060)             574
Income taxes                                                                             150               96
                                                                                    --------         --------
          Net (loss) income                                                         $ (1,210)        $    478
                                                                                    ========         ========
Basic and diluted net (loss) income per share of common stock                       $  (0.09)        $   0.03)
                                                                                    ========         ========
Weighted average number of shares of common
     stock outstanding                                                                14,103           13,903
                                                                                    ========         ========


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                MAY 3,          FEBRUARY 1,
                                                                                 2003              2003
                                                                              ---------         ---------
ASSETS
Current assets:

    Cash and cash equivalents                                                 $   5,476         $   7,111
    Receivables, less allowances of $4,200 and $4,225                            27,993            24,957
    Inventories                                                                  61,561            62,252
    Other current assets                                                          8,084             7,908
                                                                              ---------         ---------
          Total current assets                                                  103,114           102,228
Fixed assets at cost, less accumulated depreciation
     and amortization of $40,099 and $37,290                                     48,381            50,463
Excess reorganization value                                                     147,764           147,764
Other assets                                                                      9,089             1,338
                                                                              ---------         ---------
          Total assets                                                        $ 308,348         $ 301,793
                                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Current maturities of long-term debt                                      $    --           $     425
    Revolving credit facility                                                    17,445            10,480
    Accounts payable                                                             15,366            20,747
    Accrued expenses                                                             25,142            33,029
                                                                              ---------         ---------
          Total current liabilities                                              57,953            64,681
Long-term debt                                                                   88,357            65,051
Other long-term liabilities                                                       4,575            15,977

Series A Redeemable Preferred Stock - Aggregate liquidation
    preference $2,000                                                              500               500

Stockholders' equity:
    Common stock--$.01 par value; authorized
         25,000,000 shares--shares issued 14,103,227 and 13,903,227                 141               139
    Additional paid-in capital                                                  169,187           166,390
    Accumulated other comprehensive income                                          286               496
    Retained deficit                                                            (12,651)          (11,441)
                                                                              ---------         ---------
          Total stockholders' equity                                            156,963           155,584
                                                                              ---------         ---------
Total liabilities and stockholders' equity                                    $ 308,348         $ 301,793
                                                                              =========         =========


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                           MAY 3, 2003        MAY 4, 2002
                                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                           $  (1,210)        $     478
Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
      Depreciation and amortization                                             3,422             2,960
      Write-off of unamortized bank fees                                          364              --
      Deferred rent                                                               598               605
      Deferred compensation                                                       106              --
(Increase) decrease in:
     Receivables                                                               (3,036)             (768)
     Inventories                                                                  691             1,536
     Other current assets                                                         358              (662)
     Long-term assets                                                          (1,597)             --
 (Decrease) increase in:
     Accounts payable and accrued expenses                                    (13,268)          (13,540)
                                                                            ---------         ---------
          Net cash used in operating activities                               (13,572)           (9,391)
                                                                            ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Fixed asset additions                                                            (727)           (3,577)
                                                                            ---------         ---------
          Net cash used in investing activities                                  (727)           (3,577)
                                                                            ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from credit agreement                                                128,444           110,400
Repayments of credit agreement                                               (129,054)          (99,228)
Proceeds from senior note offering                                             90,100              --
Repayment of long term debt                                                   (58,064)             --
Payment of deferred rent obligation                                           (12,000)             --
Debt origination costs                                                         (6,762)             --
                                                                            ---------         ---------
          Net cash provided by financing activities                            12,664            11,172
                                                                            ---------         ---------

Net decrease in cash and cash equivalents                                      (1,635)           (1,796)
Cash and cash equivalents - beginning of period                                 7,111            10,835
                                                                            ---------         ---------
Cash and cash equivalents - end of period                                   $   5,476         $   9,039
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

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 1, 2003.

(2)   Debt

      Long-Term Debt consisted of the following at:

      (000's)                          May 3, 2003       February 1, 2003
                                       -----------       ----------------
      9.000% Senior secured notes         $88,357          $     --
      Term loan borrowings                     --             7,150
      $22,500 Subordinated Note                --            22,112
      Equipment Notes                          --            35,789
                                          -------          --------
      Total                               $88,357          $ 65,051
                                          =======          ========

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

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                        MAY 3,      MAY 4,
                                                         2003       2002
                                                        ------     ------
  Net (loss) income -as reported..................    $ (1,210)    $ 478
  Deduct: Stock-based employee compensation
    expense  determined under fair value method,
    net of related tax effects....................        (274)     (352)
                                                      --------     -----
  Pro-forma net (loss) income ....................    $ (1,484)    $ 126
                                                      ========     =====
  Net (loss) income per share:
  Basic and diluted -- as reported................    $  (0.09)    $ 0.03
  Basic and diluted -- pro-forma..................       (0.11)      0.01

      As of May 3, 2003, Holdings'common stock was quoted on the OTC Bulletin Board, but was only traded on a limited or sporadic basis and there was no established public trading market for such common stock.

(6)   Comprehensive Income

      Comprehensive income is comprised of net income (loss) and the effect of changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments. For the three months ended May 3, 2003, the Company's total comprehensive loss amounted to $1.4 million.

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

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                        THREE MONTHS ENDED MAY 3, 2003
                                            ----------------------------------------------------------------------------------------
                                                           BARNEY'S        GUARANTOR    NON-GUARANTOR                 CONSOLIDATED
                                            HOLDINGS         INC.         SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS       TOTAL
                                            --------         ----         ------------   ------------  ------------       -----
                                                       (IN THOUSANDS)
Net sales ..........................        $   --           $ 80,967         $ 10,418        $--         $   --           $ 91,385
Cost of sales ......................            --             45,608            4,989         --             --             50,597
                                            --------         --------         --------        ----        --------         --------
   Gross profit ....................            --             35,359            5,429         --             --             40,788

Expenses:
 Selling, general and
   administrative expenses
   (including occupancy expense) ...             106           34,156            3,456         --             --             37,718
 Depreciation and amortization .....            --              2,629              180         --             --              2,809
 Other income -- net ...............            --             (2,048)            --           --             --             (2,048)
                                            --------         --------         --------        ----        --------         --------
   Operating (loss) income .........            (106)             622            1,793         --             --              2,309
Equity in net loss of subsidiary ...             954             --               --           --             (954)            --
Interest and financing costs,
 net of interest income ............            --              3,369             --           --             --              3,369
                                            --------         --------         --------        ----        --------         --------
   (Loss) income before income taxes          (1,060)          (2,747)           1,793         --              954           (1,060)
Income taxes .......................             150             --               --           --             --                150
                                            --------         --------         --------        ----        --------         --------
   Net (loss) income ...............        $ (1,210)        $ (2,747)        $  1,793        $--         $    954         $ (1,210)
                                            ========         ========         ========        ====        ========         ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                        THREE MONTHS ENDED MAY 4, 2002
                                                 --------------------------------------------------------------------------------
                                                              BARNEY'S      GUARANTOR     NON-GUARANTOR              CONSOLIDATED
                                                 HOLDINGS        INC.      SUBSIDIARIES   SUBSIDIARIES  ELIMINATION      TOTAL
                                                 --------        ----      ------------   ------------  -----------      -----
                                                                          (IN THOUSANDS)
Net sales ...................................    $   --        $ 82,131      $ 10,344        $   --      $   --        $ 92,475
Cost of sales ...............................        --          45,169         4,837            --          --          50,006
                                                 --------      --------      --------        --------    --------      --------
  Gross profit ..............................        --          36,962         5,507            --          --          42,469
Expenses:
 Selling, general and administrative
   expenses (including occupancy expense) ...        --          34,692         3,616            --          --          38,308
 Depreciation and amortization ..............        --           2,131           423            --          --           2,554
 Other income -- net ........................        --          (1,670)         --              --          --          (1,670)
                                                 --------      --------      --------        --------    --------      --------
   Operating income .........................        --           1,809         1,468            --          --           3,277
Equity in net income of subsidiary ..........        (550)         --            --              --           550          --
Interest and financing costs, net of
 interest income ............................         (24)        2,727          --              --          --           2,703
                                                 --------      --------      --------        --------    --------      --------
Income (loss) before income taxes ...........         574          (918)        1,468            --          (550)          574
Income taxes ................................          96          --            --              --          --              96
                                                 --------      --------      --------        --------    --------      --------
  Net income (loss) .........................    $    478      $   (918)     $  1,468        $   --      $   (550)     $    478
                                                 ========      ========      ========        ========    ========      ========

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                             MAY 3, 2003
                                       ------------------------------------------------------------------------------------------
                                                          BARNEY'S,   GUARANTOR   NON-GUARANTOR                      CONSOLIDATED
                                          HOLDINGS          INC.    SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS         TOTAL
                                          --------          ----    ------------   ------------      ------------         -----
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current assets:
 Cash and cash equivalents.........    $         --   $     5,185    $      291         $  --         $         --     $     5,476
 Receivables, less allowances
  of $4,200........................              --        27,702           291            --                   --          27,993
 Inventories.......................              --        50,201        11,360            --                   --          61,561
 Other current assets..............           2,251         5,545           288            --                   --           8,084
                                       ------------   -----------    ----------         -----         ------------     -----------
    Total current assets...........           2,251        88,633        12,230            --                   --         103,114
Fixed assets at cost, less
 accumulated depreciation and
 amortization of $40,099...........              --        45,574         2,807            --                   --          48,381
Excess reorganization value........              --       147,764            --            --                   --         147,764
Investment in and advances to
 subsidiary........................         156,876        29,510            --            --             (186,386)             --
Other assets.......................              --         9,078            11            --                   --           9,089
                                       ------------   -----------    ----------         -----         ------------     -----------
    Total assets...................    $    159,127   $   320,559    $   15,048         $  --         $   (186,386)    $   308,348
                                       ============   ===========    ==========         =====         =============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving credit facility.........    $         --   $    17,445    $       --         $  --         $         --     $    17,445
 Net affiliate payable.............              --       117,248        42,075            --             (159,323)             --
 Accounts payable..................              --        15,197           169            --                   --          15,366
 Accrued expenses..................             516        19,321         5,305            --                   --          25,142
                                       ------------   -----------    ----------         -----         ------------     -----------
    Total current liabilities......             516       169,211        47,549            --             (159,323)         57,953
Long-term debt.....................              --        88,357            --            --                   --          88,357
Other long-term liabilities........           1,434         4,811        (1,670)           --                   --           4,575
Series A Redeemable Preferred
 Stock--Aggregate
 liquidation preference $2,000.....             500            --            --            --                   --             500
Commitments and contingencies
 Stockholders' equity:
 Preferred stock...................              --            --           214            --                 (214)             --
 Common stock-- $.01 par
  value; authorized
  25,000,000 shares--
  issued 14,103,227 shares.........             141            --           341            --                 (341)            141
 Additional paid-in capital........         169,187            --        45,176            --              (45,176)        169,187
 Accumulated other comprehensive
   income.........................               --           286            --            --                   --             286
 Retained deficit..................         (12,651)       57,894       (76,562)           --               18,668         (12,651)
                                       ------------   -----------    -----------        -----         ------------     -----------
    Total stockholders' equity.....         156,677        58,180       (30,831)           --              (27,063)        156,963
                                       ------------   -----------    -----------        -----         -------------    -----------
Total liabilities and
 stockholders' equity..............    $    159,127   $   320,559    $   15,048         $  --         $   (186,386)    $   308,348
                                       ============   ===========    ==========         =====         =============    ===========


                                      -13

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  FEBRUARY 1, 2003
                                     ----------------------------------------------------------------------------------------
                                                    BARNEY'S,    GUARANTOR     NON-GUARANTOR                     CONSOLIDATED
                                     HOLDINGS         INC.      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS          TOTAL
                                     --------       --------    ------------    ------------   ------------      ------------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current assets:
 Cash and cash equivalents ...      $      --       $  6,666      $    445       $  --            $      --       $   7,111
 Receivables, less allowances
  of $4,225 ..................             --         24,575           382          --                   --          24,957
 Inventories .................             --         52,879         9,373          --                   --          62,252
 Other current assets ........          1,507          6,097           304          --                   --           7,908
                                    ---------       --------      --------       -----            ---------       ---------
    Total current assets .....          1,507         90,217        10,504          --                   --         102,228
Fixed assets at cost, less
 accumulated depreciation and
 amortization of $37,290 .....             --         47,550         2,913          --                   --          50,463
Excess reorganization value,
 less accumulated amortization
 of $26,372 ..................             --        147,764            --          --                   --         147,764
Investment in and advances to
 subsidiary ..................        156,113         29,659            --          --             (185,772)             --
Other assets .................             --          1,327            11          --                   --           1,338
                                    ---------       --------      --------       -----            ---------       ---------
    Total assets .............      $ 157,620       $316,517      $ 13,428       $  --            $(185,772)      $ 301,793
                                    =========       ========      ========       =====            =========       =========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Current maturities of
  long-term debt .............      $      --       $    425      $     --       $  --             $      --       $     425
 Revolving credit facility ...             --         10,480            --          --                    --          10,480
 Net affiliate payable .......             --        115,208        42,547          --              (157,755)             --
 Accounts payable ............             --         20,521           226          --                    --          20,747
 Accrued expenses ............            598         28,382         4,049          --                    --          33,029
                                    ---------       --------      --------       -----             ---------       ---------
    Total current liabilities             598        175,016        46,822          --              (157,755)         64,681
Long-term debt ...............             --         65,051            --          --                    --          65,051
Other long-term liabilities ..          1,434         15,313          (770)         --                    --          15,977
Series A Redeemable Preferred
 Stock -- Aggregate
 liquidation preference $2,000            500             --            --          --                    --             500
Commitments and contingencies
 Stockholders' equity:
 Preferred stock .............             --             --           214          --                  (214)             --
 Common stock -- $.01 par
  value; authorized
  25,000,000 shares  --
  issued 13,903,227 shares ...            139             --           341          --                  (341)            139
 Additional paid-in capital ..        166,390             --        45,176          --               (45,176)        166,390
 Accumulated other
   comprehensive income ......             --            496            --          --                    --             496
 Retained deficit ............        (11,441)        60,641       (78,355)         --                17,714         (11,441)
                                    ---------       --------      --------       -----             ---------       ---------
    Total stockholders' equity        155,088         61,137       (32,624)         --               (28,017)        155,584
                                    ---------       --------      --------       -----             ---------       ---------
Total liabilities and
 stockholders' equity ........      $ 157,620       $316,517      $ 13,428       $  --             $(185,772)      $ 301,793
                                    =========       ========      ========       =====             =========       =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                       THREE MONTHS ENDED MAY 3, 2003
                                     ---------------------------------------------------------------------------------------------
                                                       BARNEY'S,     GUARANTOR       NON-GUARANTOR                    CONSOLIDATED
                                     HOLDINGS            INC.        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                     --------          --------      ------------    -------------    ------------    ------------

                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net (loss) income .............      $(1,210)         $  (2,747)         $ 1,793          $ --           $ 954        $  (1,210)
Adjustments to reconcile net
 (loss) income  to net cash
 (used in) provided by
 operating activities:
Depreciation and amortization .           --              3,242              180            --              --            3,422
Write-off of unamortized bank
 fees .........................           --                364               --            --              --              364
Deferred rent .................           --                598               --            --              --              598
Deferred compensation .........          106                 --               --            --              --              106
Equity in net loss of
 subsidiary....................          954                 --               --            --            (954)              --
Decrease (increase) in:
 Receivables ..................           --             (3,127)              91            --              --           (3,036)
 Inventories ..................           --              2,678           (1,987)           --              --              691
 Other current assets .........           --                342               16            --              --              358
 Long-term assets .............           --             (1,597)              --            --              --           (1,597)
Increase (decrease) in:
 Accounts payable and accrued
   expenses ...................          (82)           (14,385)           1,199            --              --          (13,268)
                                     -------          ---------          -------          ----           -----        ---------
 Net cash (used in) provided by
   operating activities .......         (232)           (14,632)           1,292            --              --          (13,572)
                                     -------          ---------          -------          ----           -----        ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Fixed asset additions .........           --               (652)             (75)           --              --             (727)
Investment in and advances to
 subsidiary ...................          232              1,139           (1,371)           --              --               --
                                     -------          ---------          -------          ----           -----        ---------
   Net cash provided by (used
    in) investing activities ..          232                487           (1,446)           --              --             (727)
                                     -------          ---------          -------          ----           -----        ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from credit agreement            --            128,444               --            --              --          128,444
Repayments of credit agreement            --           (129,054)              --            --              --         (129,054)
Proceeds from senior note
 offering .....................           --             90,100               --            --              --           90,100
Repayment of long term debt ...           --            (58,064)              --            --              --          (58,064)
Payment of deferred rent
 obligation ...................           --            (12,000)              --            --              --          (12,000)
Debt origination costs ........           --             (6,762)              --            --              --           (6,762)
                                     -------          ---------          -------          ----           -----        ---------
   Net cash provided by
    financing activities ......           --             12,664               --            --              --           12,664
                                     -------          ---------          -------          ----           -----        ---------

Net decrease in cash
 and cash equivalents .........           --             (1,481)            (154)           --              --           (1,635)
Cash and cash equivalents  --
 beginning of period ..........           --              6,666              445            --              --            7,111
                                     -------          ---------          -------          ----           -----        ---------
Cash and cash equivalents --
 end of period ................      $    --          $   5,185          $   291          $ --           $  --        $   5,476
                                     =======          =========          =======          ====           =====        =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                    THREE MONTHS ENDED MAY 4, 2002
                                       ---------------------------------------------------------------------------------------------
                                                         BARNEY'S,      GUARANTOR      NON-GUARANTOR                    CONSOLIDATED
                                       HOLDINGS            INC.        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                       --------          --------      ------------    -------------    ------------    ------------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss) .............       $   478          $    (918)         $ 1,468            $--            $(550)       $     478
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
Depreciation and amortization .            --              2,537              423             --               --            2,960
Deferred rent .................            --                605               --             --               --              605
Equity in net income of
    subsidiary ................          (550)                --               --             --              550               --
Decrease (increase) in:
 Receivables ..................            --               (760)              (8)            --               --             (768)
 Inventories ..................            --              3,001           (1,465)            --               --            1,536
 Other current assets .........            --               (629)             (33)            --               --             (662)
Increase (decrease) in:
 Accounts payable and accrued
   expenses ...................         1,122            (13,460)          (1,202)            --               --          (13,540)
                                      -------          ---------          -------            ---            -----        ---------
   Net cash provided by (used
     in) operating activities .         1,050             (9,624)            (817)            --               --           (9,391)
                                      -------          ---------          -------            ---            -----        ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Fixed asset additions .........            --             (3,541)             (36)            --               --           (3,577)
Investment in and advances to
 subsidiary ...................        (3,576)             2,450            1,126             --               --               --
                                      -------          ---------          -------            ---            -----        ---------
   Net cash (used in) provided
     by investing activities ..        (3,576)            (1,091)           1,090             --               --           (3,577)
                                      -------          ---------          -------            ---            -----        ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from credit agreement             --            110,400               --             --               --          110,400
Repayments of credit agreement             --            (99,228)              --             --               --          (99,228)
                                      -------          ---------          -------            ---            -----        ---------
   Net cash provided by
     financing activities .....            --             11,172               --             --               --           11,172
                                      -------          ---------          -------            ---            -----        ---------
Net (decrease) increase in cash
  and cash equivalents ........        (2,526)               457              273             --               --           (1,796)
Cash and cash equivalents  --
 beginning of period ..........         6,797              3,347              678             13               --           10,835
                                      -------          ---------          -------            ---            -----        ---------
Cash and cash equivalents  --
 end of period ................       $ 4,271          $   3,804          $   951            $13            $  --        $   9,039
                                      =======          =========          =======            ===            =====        =========

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

         - the Company's dependence on its relationships with certain designers;

         - the Company's ability and the ability of its designers to design and introduce new merchandise that appeals to consumer tastes and demands;

         -        events and conditions in the New York City area;

         - new competitors entering the market or existing competitors expanding their market presence;

         -        the Company's ability to accurately predict its sales;

         - the continued service of the Company's key executive officers and managers;

         -        the Company being controlled by its principal stockholders;

         - the Company's ability to enforce its intellectual property rights and defend infringement claims;

         - interruptions in the supply of the merchandise the Company sells;

         -        changing preferences of the Company's customers;

         -        the Company's ability to borrow additional funds;

         -        the Company's substantial indebtedness;

         - significant operating and financial restrictions placed on the Company by the indenture governing Barney's, Inc.'s 9.000% senior secured notes and the Company's credit facility; and

         - other factors referenced in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003, including those set forth under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

         The Company believes the forward-looking statements in this Form 10-Q are reasonable. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events, except as required by applicable law, including the securities laws of the United States.

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

         Gross profit on sales decreased 4.0% to $40.8 million for the three months ended May 3, 2003 from $42.5 million in the three months ended May 4, 2002. This net decrease is primarily attributable to the following: the sales decline discussed above impacted our gross profit by approximately $500,000; increased promotional selling impacted our gross profit by approximately $700,000; and foreign exchange losses (driven by the weak U.S. dollar) on settlement of foreign denominated purchases, impacted our gross profit by approximately $500,000. As a result, gross profit as a percentage of net sales was 44.6% for the three months ended May 3, 2003 compared to 45.9% for the three months ended May 4, 2002. Gross profit for the three months ended May 3, 2003 was also favorably impacted by $400,000 in connection with the implementation of EITF 02-16.

         Selling, general and administrative expenses, including occupancy expenses, decreased 1.5% in the three months ended May 3, 2003 to $37.7 million from $38.3 million in the three months ended May 4, 2002. Selling, general and administrative expenses for the three months ended May 3, 2003 were unfavorably impacted by $458,000 in connection with the implementation of EITF 02-16. In the three months ended May 3, 2003, personnel and related costs decreased in the aggregate approximately $600,000. These savings resulted from various factors including reductions in hours worked, position eliminations, and reduced variable personnel costs in line with the reduced sales discussed above.
These reductions, as well as other individually less significant reductions in costs as a result of reduced sales and continued cost reduction focus, were offset by higher insurance premiums of $200,000 and higher net occupancy costs of $100,000. The higher net occupancy costs were primarily driven by significant increases in real estate taxes associated with our New York area locations.

         Depreciation and amortization increased 10.0% in the three months ended May 3, 2003 to $2.8 million from $2.6 million in the three months ended May 4, 2002 as a result of the additional depreciation related to the capital projects completed over the last couple of years, principally in the Company's Madison Avenue flagship store.

         Interest expense, net increased 24.6% in the three months ended May 3, 2003 to $3.4 million from $2.7 million in the three months ended May 4, 2002, as a result of the increased cost of capital associated with the completion of Barney's, Inc.'s issuance of senior notes on April 1, 2003 and the write-off of approximately $364,000 in unamortized fees associated with the amendment of our prior credit facility in connection with the senior notes issuance. Average borrowings under the Company's credit facility for the three months ended May 3, 2003 and May 4, 2002 were $19.7 million and $32.1 million, respectively.

         Other income, net, which primarily includes finance charge income in connection with the Company's private label credit card operations, also includes $750,000 in the three months ended May 3, 2003 related to a cash payment received by the Company in connection with an amendment to the existing license agreement and the granting of its consent to matters relating to the establishment of an additional Barneys New York store in Japan, and $364,000 in the three months ended May 4, 2002 related to the assignment of a subsidiary's interest in a trademark unrelated to the Company's business.

         The Company's net loss for the three months ended May 3, 2003 was $1.2 million compared to net income of $478,000 for the three months ended May 4, 2002. Basic and diluted net loss per common share for the three months ended May 3, 2003 was $0.09. Basic and diluted net income per common share for the three months ended May 4, 2002 was $0.03.

LIQUIDITY AND CAPITAL

Liquidity and Capital Resources

         Cash used in operations for the three months ended May 3, 2003 and May 4, 2002 was approximately $13.6 million and $9.4 million, respectively. This increase is partially a result of the earnings decline and increased working capital requirements primarily related to accounts receivable. The Company's working capital was $45.2 million at May 3, 2003 compared to $37.5 million at February 1, 2003. The Company's primary source of liquidity has been borrowings under its credit facility, although such reliance is easing based on its operating performance.

         During the three months ended May 3, 2003 the Company incurred capital expenditures of approximately $700,000. Of the total capital expenditures, approximately $400,000 was spent on leasehold improvements, approximately $200,000 was spent on furniture, fixtures and equipment and approximately $100,000 was spent on management information systems. Pursuant to the covenants contained in the Company's credit facility, the Company's total capital expenditures for fiscal year 2003 were established at a base level of $10 million subject to certain permitted adjustments. The Company will principally fund its capital expenditures through borrowings under its credit facility.

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

         - Minimum consolidated net worth -- As of the last day of every fiscal quarter, starting with the first fiscal quarter of 2002, consolidated net worth must not be less than specified minimum amounts. The minimum amount is $132.0 million at the end of the fiscal year ended February 1, 2003; $136.0 million at the end of the fiscal year ending January 31, 2004; $147.0 million at the end of the fiscal year ending January 29, 2005; and $147.0 million at the end of the fiscal year ending January 28, 2006.

         - Minimum consolidated EBITDA -- As of the last day of every fiscal quarter (for defined trailing periods), starting with the first quarter of the fiscal year ended February 1, 2003, EBITDA must not be less than certain minimum amounts, measured on a quarterly basis. The minimum amount at the end of the fiscal year ended February 1, 2003 is $16.0 million; $25.0 million at the end of the fiscal year ending January 31, 2004; $29.0 million at the end of the fiscal year ending January 29, 2005; and $30.0 million at the end of the fiscal year ending January 28, 2006.

         - Capital expenditures -- The Company's total capital expenditures for the fiscal year ended February 1, 2003 were limited to $5.0 million. For the fiscal year ending January 31, 2004 and thereafter, the limitation on capital expenditures is $10.0 million per fiscal year, subject to increase if certain conditions are met.

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

         At May 3, 2003, the Company had approximately $22.6 million of availability under the restated credit facility, after considering $17.4 million and $24 million of loans and letters of credit, respectively, outstanding and the minimum excess borrowing base availability of $8,000,000.

         As of May 3, 2003, the Company was in compliance with all of the financial covenants contained in its restated credit facility. Management believes that it will be in compliance with the financial covenants contained in the restated credit facility for the fiscal year ending January 31, 2004. However, any material deviations from the Company's forecasts could require the Company to seek waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Holdings' management evaluated, with the participation of Holdings' principal executive and principal financial officers, the effectiveness of Holdings' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 3, 2003. Based on their evaluation, Holdings' principal executive and principal financial officer concluded that Holdings' disclosure controls and procedures were effective as of May 3, 2003.

      There has been no change in Holdings' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Holdings' fiscal quarter ended May 3, 2003, that has materially affected, or is reasonably likely to materially affect, Holdings' internal control over financial reporting.


                                      -

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 1, 2003, the Company completed an offering to sell 106,000 units at a price of $850 per unit, for gross proceeds of $90.1 million. Each unit consisted of $1,000 principal amount at maturity of 9.000% senior secured notes due April 1, 2008 of Barney's, Inc. and one warrant to purchase 3.412 shares of common stock of Holdings at an exercise price of $0.01 per share. The units were sold in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and to institutional accredited investors within the meaning of Rule 501(a)(1), (2),
(3) or (7) under such statute. Jefferies & Company, Inc. acted as initial purchaser of the units. In addition to commissions of approximately $2.7 million, which the Company paid the initial purchaser in connection with the sale of the units, the Company also paid Jeffries & Company, Inc. an approximate $3.3 million fee for certain financial advisory and investment banking services provided by it to the Company. Net proceeds to the Company were approximately $81.7 million after deducting commissions, financial advisory fees and estimated expenses of the offering. The warrants are exercisable at any time after the earliest to occur of:

      -     180 days after April 1, 2003;

      - the date on which a registration statement for a registered exchange offer with respect to the 9.000% senior secured notes is declared effective under the Securities Act;

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

            In connection with the offering the Company entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement within 90 days of the offering, and have that registration statement declared effective by the SEC within 180 days after the offering, with respect to an exchange offer pursuant to which the holders of the notes will be able to exchange the notes for freely transferable notes having terms substantially identical to the notes. In addition, in certain circumstances the Company has agreed to file a shelf registration statement that would allow some or all of the notes to be offered to the public. If the Company does not comply with the terms of the registration rights agreement, it will be required to pay liquidated damages to holders of the notes in the form of additional cash payments until all defaults under the registration rights agreement have been cured.

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

Date:  September 26, 2003


                                      BARNEYS NEW YORK, INC.



                                      By: /s/ Steven M. Fledman
                                         ------------------------------------
                                            Name:   Steven M. Feldman
                                            Title:  Executive Vice President,
                                                    Chief Financial Officer

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