Form 10-K/A
period 2003-02-01
BARNEYS NEW YORK INC
filed 2003-09-30
CIK 1087414

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

                            [Cover page 1 of 2 pages]

On September 26, 2003, Barneys New York, Inc. filed a Form 10-K/A restating and amending its Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Barneys New York, Inc. hereby amends such Form 10-K/A by replacing in their entirety exhibits 31.1, 31.2, 32.1 and 32.2 thereto with new exhibits 31.1, 31.2, 32.1 and 32.2 in the respective forms filed herewith.

                            [Cover page 2 of 2 pages]

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

                                      BARNEYS NEW YORK, INC.
                                      (Registrant)


                                      By:   /s/ Steven M. Feldman
                                            -----------------------------------
                                            Name:  Steven M. Feldman
                                            Title: Executive Vice President and
                                                   Chief Financial Officer

                                      Date: September 29, 2003

EXHIBIT                               NAME OF EXHIBIT
-------                               ---------------

31.1              Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002 (1)

31.2              Certification of Chief Financial Officer pursuant  to Section
                  302 of the Sarbanes-Oxley Act of 2002 (1)

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)



(1)   Filed with this Form 10-K/A