Form 10-Q
period 2003-11-01
BARNEYS NEW YORK INC
filed 2003-12-16
CIK 1087414

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
{X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2003 or

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

                                Yes { } No {X}

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

           As of December 12, 2003 there were 14,103,227 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                         QUARTER ENDED November 1, 2003

                                Table of Contents


                                                                                                      Page No.

PART I.         FINANCIAL INFORMATION

ITEM 1.         Financial Statements (Unaudited)

           Condensed consolidated statements of operations - Three and nine months
                ended November 1, 2003 and November 2, 2002                                              3

           Condensed consolidated balance sheets - November 1, 2003 and February 1, 2003                 4

           Condensed consolidated statements of cash flows - Nine months
                ended November 1, 2003 and November 2, 2002                                              5

           Notes to condensed consolidated financial statements - November 1, 2003                       6

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                     19

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk                              29

ITEM 4.         Controls and Procedures                                                                 29

PART II.        OTHER INFORMATION

ITEM 1.         Legal Proceedings                                                                       30

ITEM 6.         Exhibits and Reports on Form 8-K                                                        30



SIGNATURES                                                                                              31


                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    NOVEMBER 1,      NOVEMBER 2,        NOVEMBER 1,      NOVEMBER 2,
                                                                        2003             2002              2003             2002
                                                                ----------------   ----------------   -------------- --------------

Net sales                                                             $ 111,893         $ 103,299        $ 291,985      $ 277,378
Cost of sales                                                            61,188            57,050          159,949        148,503
                                                                ----------------   ----------------   -------------- --------------

          Gross profit                                                   50,705            46,249          132,036        128,875

Expenses:

  Selling, general and administrative expenses
    (including occupancy costs)                                          40,775            39,739          115,468        113,713
  Depreciation and amortization                                           2,891             2,660            8,525          7,914
  Other income - net                                                     (1,209)           (1,596)          (4,486)        (4,463)
                                                                ----------------   ----------------   -------------- --------------

          Operating income                                                8,248             5,446           12,529         11,711

Interest and financing costs, net of interest income                      3,957             2,471           11,250          8,501
                                                                ----------------   ----------------   -------------- --------------

          Income before income taxes                                      4,291             2,975            1,279          3,210

Income taxes                                                                150                98              450            294
                                                                ----------------   ----------------   -------------- --------------

          Net income                                                    $ 4,141           $ 2,877           $  829        $ 2,916
                                                                ================   ================   ============== ==============

Basic net income per share of common stock                              $  0.29           $  0.21           $ 0.06        $ 0 .21
                                                                ================   ================   ============== ==============

Diluted net income per share of common stock                            $  0.29           $  0.21           $ 0.06        $ 0. 21
                                                                ================   ================   ============== ==============

Weighted average number of shares of common stock outstanding:
     Basic                                                               14,103            13,903           14,103         13,903
                                                                ================   ================   ============== ==============

     Diluted                                                             14,464            13,903           14,384         13,903
                                                                ================   ================   ============== ==============

     The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                       NOVEMBER 1,     FEBRUARY 1,
                                                                                          2003             2003
                                                                                   ---------------- -----------------
Assets
Current assets:
    Cash and cash equivalents                                                            $   4,747         $   7,111
    Receivables, less allowances of $4,335 and $4,225                                       29,672            24,957
    Inventories                                                                             67,910            62,252
    Other current assets                                                                     8,075             7,908
                                                                                   ---------------- -----------------
          Total current assets                                                             110,404           102,228
Fixed assets at cost, less accumulated depreciation
     and amortization of $45,815 and $37,290                                                47,557            50,463
Excess reorganization value                                                                147,764           147,764
Other assets                                                                                 8,383             1,338
                                                                                   ---------------- -----------------

          Total assets                                                                   $ 314,108         $ 301,793
                                                                                   ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                                 $       -         $     425
    Revolving credit facility                                                                8,123            10,480
    Accounts payable                                                                        23,171            20,747
    Accrued expenses                                                                        27,511            33,029
                                                                                   ---------------- -----------------
          Total current liabilities                                                         58,805            64,681

Long-term debt                                                                              89,800            65,051
Other long-term liabilities                                                                  6,200            15,977

Series A Redeemable Preferred Stock - Aggregate liquidation preference $2,000                  500               500

Stockholders' equity:
    Common stock--$.01 par value; authorized
         25,000,000 shares--shares issued 14,103,227 and 13,903,227                            141               139
    Additional paid-in capital                                                             169,187           166,390
    Other comprehensive income                                                                  87               496
    Retained deficit                                                                       (10,612)          (11,441)
                                                                                   ---------------- -----------------
          Total stockholders' equity                                                       158,803           155,584
                                                                                   ---------------- -----------------

Total liabilities and stockholders' equity                                               $ 314,108         $ 301,793
                                                                                   ================ =================


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                    NOVEMBER 1,        NOVEMBER 2,
                                                                                       2003               2002
                                                                               -----------------  -------------------
Cash flows from operating activities:
Net income                                                                              $   829              $ 2,916
Adjustments to reconcile net income to net cash
     used in operating activities:
      Depreciation and amortization                                                      11,592                8,939
      Write-off of unamortized bank fees                                                    364                  641
      Deferred compensation                                                                 318                    -
      Deferred rent                                                                       2,220                1,774
(Increase) decrease in:
     Receivables                                                                         (4,715)              (4,490)
     Inventories                                                                         (5,658)             (10,915)
     Other current assets                                                                   (44)                 565
     Long-term assets                                                                    (1,901)                   -
 (Decrease) increase in:
     Accounts payable and accrued expenses                                               (3,093)              (6,878)
                                                                               -----------------  -------------------
          Net cash used in operating activities                                             (88)              (7,448)
                                                                               -----------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions                                                                    (5,619)              (9,760)
Reduction in restricted cash                                                                  -                  200

                                                                               -----------------  -------------------
          Net cash used in investing activities                                          (5,619)              (9,560)
                                                                               -----------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit agreement                                                          330,881              338,690
Repayments of credit agreement                                                         (340,812)            (325,548)
Proceeds from senior note offering                                                       90,100                    -
Repayment of long term debt                                                             (58,064)                   -
Payment of deferred rent obligation                                                     (12,000)                   -
Debt origination costs                                                                   (6,762)              (1,458)
                                                                               -----------------  -------------------
          Net cash provided by financing activities                                       3,343               11,684
                                                                               -----------------  -------------------

Net decrease in cash and cash equivalents                                                (2,364)              (5,324)
Cash and cash equivalents - beginning of period                                           7,111               10,835
                                                                               -----------------  -------------------
Cash and cash equivalents - end of period                                               $ 4,747              $ 5,511
                                                                               =================  ===================


   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

           Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 1, 2003 are not necessarily indicative of the results for the entire year.

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

(2) Debt

           Long-Term Debt consisted of the following at:

         (000's)                             November 1,       February 1,
                                                2003               2003
                                          ---------------------------------
         9.000% Senior secured notes       $      89,800     $            -
         Term loan borrowings                          -              7,150
         $22,500 Subordinated Note                     -             22,112
         Equipment Notes                               -             35,789
                                          --------------     --------------
         Total                             $      89,800     $       65,051
                                          ==============     ==============

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

           The Company entered into a registration rights agreement relating to the notes, pursuant to which the Company was required to file one or more registration statements within specified time periods to provide for the exchange of the notes for freely tradable notes with substantially identical terms. During the third quarter the Company satisfied its obligations under this agreement.

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

(3) Income Taxes

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. For the three and nine months ended November 1, 2003 and November 2, 2002, a provision for federal income taxes has not been recorded due to the significant net operating loss carry-forwards available to the Company. In the respective periods, however, the Company has provided income taxes principally for state, local and franchise taxes.

(4) Earnings Per Share ("EPS")

           Basic EPS is computed as net income available to common stockholders divided by the weighted average number of common shares outstanding. Diluted EPS reflects the incremental increase in common shares outstanding assuming the exercise of stock options and warrants that would have had a dilutive effect on EPS. Net income attributed to common stockholders is not materially affected by the 1% dividend on the 5,000 issued and outstanding shares of preferred stock.

           Options to acquire an aggregate of 1,627,234 shares of common stock were not included in the computation of diluted earnings per common share for the three and nine months ended November 1, 2003 as including them would have been anti-dilutive. Options to acquire an aggregate of 1,734,464 shares of common stock were not included in the computation of diluted earnings per common share for the three and nine months ended November 2, 2002, as including them would have been anti-dilutive.

           The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     --------------------------      --------------------------
                                                                     NOVEMBER       NOVEMBER          NOVEMBER      NOVEMBER
                                                                     1, 2003        2, 2002           1, 2003       2, 2002
                                                                     --------       --------         --------       --------
   (in thousands)
   Weighted average common shares outstanding..................        14,103         13,903           14,103         13,903
   Effect of dilutive securities:
      Warrants.................................................           361              -              281              -
                                                                       ------         ------           ------         ------
   Weighted average common shares outstanding and common share
       equivalents.............................................        14,464         13,903           14,384         13,903
                                                                       ======         ======           ======         ======


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

                                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           -------------------------      --------------------------
                                                                           NOVEMBER       NOVEMBER        NOVEMBER       NOVEMBER
                                                                           1, 2003        2, 2002         1, 2003        2,  2002
                                                                           --------       --------        --------       --------

   Net income -as reported...............................................    $ 4,141       $ 2,877        $   829        $ 2,916
   Deduct: Stock-based employee compensation expense  determined under
      fair value method, net of related tax effects......................       (274)         (352)          (822)        (1,056)
                                                                             --------      --------       --------       --------
   Pro-forma net income..................................................    $ 3,867       $ 2,525        $     7        $  1,860
                                                                             ========      ========       ========       ========
   Net income per share:
   Basic and diluted-- as reported.......................................    $  0.29       $  0.21        $  0.06        $   0.21
   Basic and diluted-- pro-forma.........................................       0.27          0.18           0.00            0.13


           As of November 1, 2003, Holdings' common stock was quoted on the Over-The-Counter Bulletin Board, but was only traded on a limited or sporadic basis and there was no established public trading market for such common stock.


(6)        Comprehensive Income

           Comprehensive income is comprised of net income and the effect of changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments. For the three and nine months ended November 1, 2003, the Company's total comprehensive income amounted to $4.0 million and $420,000, respectively.

(7)        New Accounting Pronouncements

           In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's"), an interpretation of Accounting Research Bulletin No. 51" ("Interpretation No. 46"). Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of Interpretation No. 46 are required to be adopted by the Company immediately for all VIE's entered into since February 2, 2003, and by the end of the fiscal year ending January 31, 2004, for all VIE's that existed prior to February 2, 2003. The Company is currently evaluating the requirements and impact of Interpretation No. 46, however, at the present time, the Company does not believe there are any additional entities that will require disclosure or consolidation as a result of the provisions of Interpretation No. 46.\

           In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 in the third quarter ended November 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

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

           In the three months ended November 1, 2003, the implementation of the provisions of EITF 02-16 had the effect of increasing selling, general and administrative expenses by $666,000, and decreasing cost of sales and net income by $628,000 and $38,000, respectively. For the nine months ended November 1, 2003, the implementation of the provisions of EITF 02-16 had the effect of increasing selling, general and administrative expenses by approximately $1.1 million and decreasing cost of sales and net income by approximately $1.1 million and $38,000, respectively. EITF 02-16 had no impact on the Company's cash flows. Had EITF 02-16 been in effect for the three months ended November 2, 2002 selling, general and administrative expenses would have increased by $335,000, and cost of sales and net income would have decreased by $307,000 and $28,000, respectively. Had EITF 02-16 been in effect for the nine months ended November 2, 2002, selling, general and administrative expenses would have increased by approximately $631,000 and cost of sales and net income would have decreased by approximately $603,000 and $28,000, respectively.

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

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                        THREE MONTHS ENDED NOVEMBER 1, 2003
                                         -----------------------------------------------------------------------------------------
                                                       BARNEY'S,      GUARANTOR     NON-GUARANTOR                    CONSOLIDATED
                                          HOLDINGS       INC.       SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS       TOTAL
                                          --------       ----       ------------    ------------      ------------   ------------
                                                                           (IN THOUSANDS)
Net sales.............................   $      --   $   98,573     $  13,320       $     --          $       --     $   111,893
Cost of sales.........................          --       55,057         6,131             --                  --          61,188
                                         ----------  -----------     ---------      ---------          ----------     -----------
   Gross profit.......................          --       43,516         7,189             --                  --          50,705
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense)...........................         106       36,973         3,696             --                  --          40,775
 Depreciation and amortization........          --        2,705           186             --                  --           2,891
 Other income-- net...................          --       (1,209)           --             --                  --          (1,209)
                                         ----------  -----------     ---------      ---------          ----------     -----------
   Operating (loss) income............        (106)       5,047         3,307             --                  --           8,248
Equity in net income of
    subsidiary........................      (4,397)          --            --             --               4,397              --
Interest and financing costs,
 net of interest income...............          --        3,957            --             --                  --           3,957
                                         ----------  -----------     ---------      ---------          ----------     -----------
   Income before income taxes.........       4,291        1,090         3,307             --              (4,397)          4,291
Income taxes..........................         150           --            --             --                  --             150
                                         ----------  -----------     ---------      ---------          ----------     -----------
   Net income.........................   $   4,141  $     1,090     $   3,307       $     --           $  (4,397)    $     4,141
                                         ==========  ===========     =========      =========          ==========     ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                     THREE MONTHS ENDED NOVEMBER 2, 2002
                                        -------------------------------------------------------------------------------------------
                                                         BARNEY'S,      GUARANTOR     NON-GUARANTOR                    CONSOLIDATED
                                          HOLDINGS         INC.       SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS       TOTAL
                                          --------         ----       ------------    ------------      ------------   ------------
                                                                             (IN THOUSANDS)
Net sales.......................        $       --    $    91,781     $  11,518          $  --          $       --     $   103,299
Cost of sales...................                --         51,753         5,297             --                  --          57,050
                                        -----------    -----------     ---------      ---------          ----------     -----------
   Gross profit.................                --         40,028         6,221             --                  --          46,249
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense).....................                --         36,061         3,678             --                  --          39,739
 Depreciation and
   amortization.................                --          2,324           336             --                  --           2,660
 Other income-- net.............                --         (1,596)           --             --                  --          (1,596)
                                        -----------    -----------     ---------      ---------          ----------     -----------
 Operating income...............                --          3,239         2,207             --                  --           5,446
Equity in net income of subsidiary          (2,975)            --            --             --               2,975              --
Interest and financing
  costs, net of interest
  income........................                --          2,471            --             --                  --           2,471
                                        -----------    -----------     ---------      ---------          ----------     -----------
Income before income taxes                   2,975            768         2,207             --              (2,975)          2,975
Income taxes....................                98             --            --             --                  --              98
                                        -----------    -----------     ---------      ---------          ----------     -----------
   Net  income..................        $    2,877    $       768     $   2,207          $  --          $   (2,975)    $     2,877
                                        ===========    ===========     =========      =========          ==========     ===========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                     NINE MONTHS ENDED NOVEMBER 1, 2003
                                       -------------------------------------------------------------------------------------------
                                                         BARNEY'S,      GUARANTOR     NON-GUARANTOR                   CONSOLIDATED
                                          HOLDINGS         INC.       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                          --------         ----       ------------    ------------   ------------    -------------
                                                                               (IN THOUSANDS)

Net sales.......................        $       --    $   255,925     $  36,060        $    --         $     --      $  291,985
Cost of sales...................                --        140,880        19,069             --               --         159,949
                                        -----------    -----------     ---------       ---------       ----------     -----------
   Gross profit.................                --        115,045        16,991             --               --         132,036
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense).....................               318        104,458        10,692             --               --         115,468
 Depreciation and
   amortization.................                --          7,974           551             --               --           8,525
 Other income-- net.............                --         (4,486)           --             --               --          (4,486)
                                        -----------    -----------     ---------       ---------       ----------     -----------
 Operating (loss) income........              (318)         7,099         5,748             --               --          12,529
Equity in net income of
   subsidiary...................            (1,597)            --            --             --            1,597              --
Interest and financing
  costs, net of interest
  income........................                --         11,250            --             --               --          11,250
                                        -----------    -----------     ---------       ---------       ----------     -----------
Income (loss) before income taxes            1,279         (4,151)        5,748             --           (1,597)          1,279
Income taxes....................               450             --            --             --               --             450
                                        -----------    -----------     ---------       ---------       ----------     -----------
   Net income (loss)............        $      829    $    (4,151)    $   5,748          $  --       $   (1,597)    $       829
                                        ===========    ===========     =========       =========       ==========     ===========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                     NINE MONTHS ENDED NOVEMBER 2, 2002
                                       -----------------------------------------------------------------------------------------
                                                         BARNEY'S,      GUARANTOR     NON-GUARANTOR                 CONSOLIDATED
                                          HOLDINGS         INC.       SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS       TOTAL
                                          --------         ----       ------------    ------------  ------------    ------------
                                                                               (IN THOUSANDS)
Net sales.......................        $       --    $   244,547     $  32,831          $   --      $       --     $   277,378
Cost of sales...................                --        131,285        17,218              --              --         148,503
                                        -----------    -----------     ---------       ---------      ----------     -----------
   Gross profit.................                --        113,262        15,613              --              --         128,875
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense).....................                --        102,750        10,963              --              --         113,713
 Depreciation and
   amortization.................                --          6,729         1,185              --              --           7,914
 Other income-- net.............                --         (4,463)           --              --              --          (4,463)
                                        -----------    -----------     ---------       ---------      ----------     -----------
 Operating income...............                --          8,246         3,465              --              --          11,711
Equity in net income of subsidiary          (3,171)            --            --              --           3,171              --
Interest and financing
  costs, net of interest
  income........................               (39)         8,540            --              --              --           8,501
                                        -----------    -----------     ---------       ---------      ----------     -----------
Income (loss) before income
  taxes.........................             3,210           (294)        3,465              --          (3,171)          3,210
Income taxes....................               294             --            --              --              --             294
                                        -----------    -----------     ---------       ---------      ----------     -----------
   Net income (loss)............        $    2,916     $     (294)    $   3,465          $   --      $   (3,171)    $     2,916
                                        ===========    ===========     =========       =========      ==========     ===========


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                           NOVEMBER 1, 2003
                                       ---------------------------------------------------------------------------------------------
                                                          BARNEY'S,  GUARANTOR     NON-GUARANTOR                    CONSOLIDATED
                                          HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS      TOTAL
                                          --------        ----      ------------    ------------      ------------  -------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
  ASSETS
  Current assets:
   Cash and cash equivalents.........  $        --   $     4,242    $      505         $  --         $         --     $     4,747
   Receivables, less allowances
    of $4,335........................           --        29,363           309            --                   --          29,672
   Inventories.......................           --        54,809        13,101            --                   --          67,910
   Other current assets..............        2,039         5,738           298            --                   --           8,075
                                       ------------   -----------    ----------     ----------         ------------     -----------
      Total current assets...........        2,039        94,152        14,213            --                   --         110,404
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $45,815...........           --        44,972         2,585            --                   --          47,557
  Excess reorganization value........           --       147,764            --            --                   --         147,764
  Investment in and advances to
   subsidiary........................      159,151        29,660            --            --             (188,811)             --
  Other assets.......................           --         8,372            11            --                   --           8,383
                                       ------------   -----------    ----------     ----------         ------------     -----------
      Total assets...................  $   161,190   $   324,920    $   16,809         $  --         $   (188,811)    $   314,108
                                       ============   ===========    ==========     ==========         ============     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Revolving credit facility.........  $         --   $     8,123    $       --         $  --         $         --     $     8,123
   Net affiliate payable.............            --       120,131        39,066            --             (159,197)             --
   Accounts payable..................            --        22,916           255            --                   --          23,171
   Accrued expenses..................           542        21,164         5,805            --                   --          27,511
                                       ------------   -----------    ----------     ----------         ------------     -----------
      Total current liabilities......           542       172,334        45,126            --             (159,197)         58,805
  Long-term debt.....................            --        89,800            --            --                   --          89,800
  Other long-term liabilities........         1,432         6,209        (1,441)           --                   --           6,200
  Series A Redeemable Preferred
   Stock--Aggregate
   liquidation preference $2,000.....           500            --            --            --                   --             500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock...................            --            --           214            --                 (214)             --
   Common stock-- $.01 par
    value; authorized
    25,000,000 shares --
    issued 14,103,227 shares.........           141            --           341            --                 (341)            141
   Additional paid-in capital........       169,187            --        45,176            --              (45,176)        169,187
   Accumulated other comprehensive
     income.........................             --            87            --            --                   --              87
   Retained deficit..................       (10,612)       56,490       (72,607)           --               16,117         (10,612)
                                       ------------   -----------    ----------     ----------         ------------     -----------
      Total stockholders' equity.....       158,716        56,577       (26,876)           --              (29,614)        158,803
                                       ------------   -----------    ----------     ----------         ------------     -----------
  Total liabilities and
   stockholders' equity..............  $    161,190   $   324,920    $   16,809         $  --         $   (188,811)    $   314,108
                                       ============   ===========    ==========     ==========         ============     ===========

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                               FEBRUARY 1, 2003
                                         ------------------------------------------------------------------------------------------
                                                          BARNEY'S,     GUARANTOR     NON-GUARANTOR                    CONSOLIDATED
                                            HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS       TOTAL
                                            --------        ----      ------------    ------------      ------------   ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
  ASSETS
  Current assets:
   Cash and cash equivalents........     $        --    $    6,666    $      445     $      --      $         --     $     7,111
   Receivables, less allowances
    of $4,225.......................              --        24,575           382            --                --          24,957
   Inventories......................              --        52,879         9,373            --                --          62,252
   Other current assets.............           1,507         6,097           304            --                --           7,908
                                         ------------   -----------    ----------    ----------      ------------     -----------
      Total current assets..........           1,507        90,217        10,504            --                --         102,228
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $37,290..........              --        47,550         2,913            --                --          50,463
  Excess reorganization value,
   less accumulated amortization
   of $26,372.......................              --       147,764            --            --                --         147,764
  Investment in and advances to
   subsidiary.......................         156,113        29,659            --            --          (185,772)             --
  Other assets......................              --         1,327            11            --                --           1,338
                                         ------------   -----------    ----------    ----------      ------------     -----------
      Total assets..................     $   157,620    $  316,517    $   13,428     $      --      $   (185,772)    $   301,793
                                         ============   ===========    ==========    ==========      ============     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Current maturities of
    long-term debt..................     $        --    $      425    $       --     $      --      $         --     $       425
   Revolving credit facility........              --        10,480            --            --                --          10,480
   Net affiliate payable............              --       115,208        42,547            --          (157,755)             --
   Accounts payable.................              --        20,521           226            --                --          20,747
   Accrued expenses.................             598        28,382         4,049            --                --          33,029
                                         ------------   -----------    ----------    ----------      ------------     -----------
      Total current liabilities.....             598       175,016        46,822            --          (157,755)         64,681
  Long-term debt....................              --        65,051            --            --                --          65,051
  Other long-term liabilities.......           1,434        15,313          (770)           --                --          15,977
  Series A Redeemable Preferred
   Stock -- Aggregate
   liquidation preference $2,000....             500            --            --            --                --             500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock..................              --            --           214            --              (214)             --
   Common stock-- $.01 par
    value; authorized
    25,000,000 shares --
    issued 13,903,227 shares........             139            --           341            --              (341)            139
   Additional paid-in capital.......         166,390            --        45,176            --           (45,176)        166,390
   Accumulated other comprehensive
     income.........................              --           496            --            --                --             496
   Retained deficit.................         (11,441)       60,641       (78,355)           --            17,714         (11,441)
                                         ------------   -----------    ----------    ----------      ------------     -----------
      Total stockholders' equity....         155,088        61,137       (32,624)           --           (28,017)        155,584
                                         ------------   -----------    ----------    ----------      ------------     -----------
  Total liabilities and
   stockholders' equity.............     $   157,620    $  316,517     $  13,428     $      --      $   (185,772)    $   301,793
                                         ============   ===========    ==========    ==========      ============     ===========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                     NINE MONTHS ENDED NOVEMBER 1, 2003
                                         ------------------------------------------------------------------------------------------
                                                         BARNEY'S,     GUARANTOR     NON-GUARANTOR                  CONSOLIDATED
                                          HOLDINGS         INC.      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                          --------         ----      ------------    ------------   ------------    ------------
                                                                               (IN THOUSANDS)
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net income (loss).................     $     829    $    (4,151)   $   5,748     $    --          $  (1,597)      $      829
  Adjustments to reconcile net
   (loss) income to net cash (used in)
    provided by operating activities:
  Depreciation and amortization.....            --         11,041          551          --                 --           11,592
  Write-off of unamortized bank
   fees.............................            --            364           --          --                 --              364
  Deferred rent.....................            --          1,891          329          --                 --            2,220
  Deferred compensation.............           318             --           --          --                 --              318
  Equity in net loss of subsidiary..        (1,597)            --           --          --              1,597               --
  Decrease (increase) in:
   Receivables......................            --         (4,788)          73          --                 --           (4,715)
   Inventories......................            --         (1,930)      (3,728)         --                 --           (5,658)
   Other current assets.............            --            (50)           6          --                 --              (44)
   Long-term assets.................            --         (1,901)          --          --                 --           (1,901)
  Increase (decrease) in:
   Accounts payable and accrued
     expenses.......................           (56)        (4,822)       1,785          --                 --           (3,093)
                                         -----------  ------------- -----------     -------         ----------     -------------
   Net cash (used in) provided by
     operating activities...........          (506)        (4,346)       4,764          --                 --              (88)
                                         -----------  -------------   ---------     -------         ----------     -------------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions.............            --         (5,395)        (224)         --                 --           (5,619)
  Investment in and advances to
   subsidiary.......................           506          3,974       (4,480)         --                 --               --
                                         ----------   ------------    ----------    -------         ----------     ------------
     Net cash provided by (used in)
      investing activities..........           506         (1,421)      (4,704)         --                 --           (5,619)
                                         ----------   -------------   ----------    -------         ----------     ------------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from credit agreement....            --        330,881           --          --                 --          330,881
  Repayments of credit agreement....            --       (340,812)          --          --                 --         (340,812)
  Proceeds from senior note
     offering.......................            --         90,100           --          --                 --           90,100
  Repayment of long term debt.......            --        (58,064)          --          --                 --          (58,064)
  Payment of deferred rent
     obligation.....................            --        (12,000)          --          --                 --          (12,000)
  Debt origination costs............            --         (6,762)          --          --                 --           (6,762)
                                         ----------   -------------   ---------     -------         ----------     ------------
     Net cash provided by financing
      activities....................            --          3,343           --          --                 --            3,343
                                         ----------   ------------    ---------     -------         ----------     ------------
  Net (decrease) increase  in cash
   and cash equivalents.............            --         (2,424)          60          --                 --           (2,364)
  Cash and cash equivalents--
   beginning of period..............            --          6,666          445          --                 --            7,111
                                         ----------   ------------    ---------     -------         ----------     ------------
  Cash and cash equivalents-- end
   of period........................     $      --    $     4,242    $     505     $    --          $      --       $    4,747
                                         ==========   ============    =========     =======         ==========     ============


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS



                                                                       NINE MONTHS ENDED NOVEMBER 2, 2002
                                         -------------------------------------------------------------------------------------------
                                                            BARNEY'S,      GUARANTOR     NON-GUARANTOR                 CONSOLIDATED
                                            HOLDINGS          INC.       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS      TOTAL
                                            --------          ----       ------------    ------------   ------------   ------------
                                                                                (IN THOUSANDS)

  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net income (loss)................       $    2,916   $       (294)    $   3,465       $  --         $   (3,171)   $      2,916
  Adjustments to reconcile net
  income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization....               --          7,754         1,185          --                 --           8,939
  Deferred rent....................               --          1,699            75          --                 --           1,774
  Write-off of unamortized bank
      fees.........................               --            641            --          --                 --             641
  Equity in net income of
      subsidiary...................           (3,171)            --            --          --              3,171              --
  Decrease (increase) in:
   Receivables.....................               --         (4,444)          (46)         --                 --          (4,490)
   Inventories.....................               --         (7,783)       (3,132)         --                 --         (10,915)
   Other current assets............               --            547            18          --                 --             565
  Increase (decrease) in:
   Accounts payable and accrued
     expenses......................            2,008         (7,949)         (937)         --                 --          (6,878)
                                          -----------    -----------   -----------  -----------       -----------     -----------
     Net cash provided by (used in)
     operating activities..........            1,753         (9,829)          628          --                 --          (7,448)
                                          -----------    -----------   -----------  -----------       -----------     -----------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions............               --         (9,538)         (222)         --                 --          (9,760)
  Reduction in restricted cash.....               --            200            --          --                 --             200
  Investment in and advances to
   subsidiary......................           (8,464)         9,170          (706)         --                 --              --
                                          -----------    -----------   -----------  -----------       -----------     -----------
     Net cash (used in) provided by
        investing activities.......           (8,464)         (168)         (928)         --                 --          (9,560)
                                          -----------    -----------   -----------  -----------       -----------     -----------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:

  Proceeds from credit agreement                  --        338,690            --          --                 --         338,690
  Repayment of credit agreement                   --       (325,548)           --          --                 --        (325,548)
  Debt origination costs                          --         (1,458)           --          --                 --          (1,458)
                                          -----------    -----------   -----------  -----------       -----------     -----------
     Net cash provided by  financing
        activities.................               --         11,684            --          --                 --          11,684
                                          -----------    -----------   -----------  -----------       -----------     -----------
  Net (decrease) increase in cash and
  cash equivalents.................           (6,711)         1,687          (300)         --                 --          (5,324)
  Cash and cash equivalents--
   beginning of period.............            6,797          3,347           678          13                 --          10,835
                                          -----------    -----------   -----------  -----------       -----------     -----------
  Cash and cash equivalents--
   end of period...................       $       86    $     5,034     $     378       $  13         $       --    $      5,511
                                          -----------    -----------   -----------  -----------       -----------     -----------


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

Three Months Ended November 1, 2003 Compared to the Three Months Ended November 2, 2002

           Net sales for the three months ended November 1, 2003 were $111.9 million compared to $103.3 million for the three months ended November 2, 2002, an increase of 8.3%. Comparable store sales increased 7.8%. Sales in the period benefited from an improving economic and retail atmosphere.

           Gross profit on sales increased 9.6% to $50.7 million for the three months ended November 1, 2003 from $46.2 million in the three months ended November 2, 2002. This net increase is primarily attributable to the following: the sales increase discussed above favorably impacted our gross profit by approximately $3.0 million; reduced promotional selling favorably impacted our gross profit by approximately $800,000; an increase in our estimated inventory shortage unfavorably impacted our gross profit by approximately $200,000; the reversal of an accrual no longer considered necessary favorably impacted our gross profit by approximately $600,000; and the implementation of EITF 02-16 favorably impacted our gross profit by approximately $600,000. As a result, gross profit as a percentage of net sales was 45.3% for the three months ended November 1, 2003 compared to 44.8% for the three months ended November 2, 2002.

           Selling, general and administrative expenses, including occupancy expenses, increased 2.6% in the three months ended November 1, 2003 to $40.8 million from $39.7 million in the three months ended November 2, 2002. In the three months ended November 1, 2003, personnel and related benefit costs increased in the aggregate approximately $300,000. This increase resulted from various factors principally including raises and higher variable personnel costs in line with the increased sales discussed above. In addition, net occupancy costs increased approximately $200,000, primarily driven by significant increases in real estate taxes associated with our New York area locations. In connection with the provisions of EITF 02-16, in the third quarter ended November 1, 2003, the Company recorded approximately $700,000 of vendor cooperative advertising contributions as a reduction of cost of sales rather than a reduction of advertising expense. As a result of this new treatment, net advertising expense for the current quarter is approximately $100,000 greater than the year ago period. Excluding the impact of EITF 02-16, our advertising costs were significantly below the prior year due to a strategic decision to shift additional advertising dollars to support our holiday sales initiatives in the fourth quarter. In addition, there were other individually less significant increases, driven in part by increased sales, which were partially offset by individually less significant reductions in various overhead expenses resulting from the Company's continued cost reduction efforts. As a percentage of sales, selling, general and administrative expenses declined to 36.4% in the three months ended November 1, 2003 from 38.5% in the three months ended November 2, 2002.

           Depreciation and amortization increased 8.7% in the three months ended November 1, 2003 to $2.9 million from $2.7 million in the three months ended November 2, 2002 as a result of the additional depreciation related to the capital projects completed over the last couple of years, principally in the Company's Madison Avenue flagship store.

           Interest expense, net increased 60.1% in the three months ended November 1, 2003 to $4.0 million from $2.5 million in the three months ended November 2, 2002, as a result of the increased cost of capital associated with Barney's, Inc.'s senior notes issued on April 1, 2003. The Company's dependence on borrowings from its credit facility are largely seasonal in nature, especially with the new long-term debt in place. Accordingly, average borrowings under the Company's credit facility for the three months ended November 1, 2003 declined to $7.6 million from $36.1 million at November 2, 2002.

           Other income, which primarily includes finance charge income in connection with the Company's private label credit card operations decreased 24.2% in the three months ended November 1, 2003 to $1.2 million from $1.6 million in the three months ended November 2, 2002.

           The Company's net income for the three months ended November 1, 2003 and November 2, 2002 was $4.1 million and $2.9 million, respectively. Basic and diluted net income per common share for the three months ended November 1, 2003 and November 2, 2002 were $0.29 and $0.21, respectively.

Nine Months Ended November 1, 2003 Compared to the Nine Months Ended November 2, 2002

           Net sales for the nine months ended November 1, 2003 were $292.0 million compared to $277.4 million in the year ago period, an increase of 5.3%. Comparable store sales increased approximately 4.9%. The stronger sales trends exhibited in the last two quarters, resulting from the improving economy and retail atmosphere, reversed the sales declines of the first quarter which were impacted by the weak economy, the war in Iraq and unusually severe weather conditions, particularly in the northeast.

           Gross profit on sales increased 2.5% to $132.0 million for the nine months ended November 1, 2003 from $128.9 million in the nine months ended November 2, 2002. This net increase is primarily attributable to the following: the sales increase discussed above favorably impacted our gross profit by approximately $6.0 million; increased promotional selling unfavorably impacted our gross profit by approximately $900,000; foreign exchange losses (driven by the weak US dollar) on settlement of foreign denominated purchases and a declining initial mark-up, unfavorably impacted our gross profit by approximately $3.0 million; an increase in our actual and estimated inventory shortage unfavorably impacted our gross profit by approximately $700,000; the reversal of an accrual no longer considered necessary favorably impacted our gross profit by approximately $600,000; and the implementation of EITF 02-16 favorably impacted our gross profit by $1.1 million. As a result, gross profit as a percentage of net sales was 45.2% for the nine months ended November 1, 2003 compared to 46.5% in the year ago period.

           Selling, general and administrative expenses, including occupancy expenses, increased 1.5% in the nine month period ended November 1, 2003 to $115.5 million from $113.7 million in the nine month period ended November 2, 2002. In the nine months ended November 1, 2003, personnel and related benefit costs increased approximately $500,000 due principally to raises and higher variable costs associated with the sales increases discussed above. The Company's benefit costs were higher in the first nine months of the year as compared to the prior year period, which included an approximate $800,000 benefit related to a one-time concession received by the Company related to a renegotiated collective bargaining agreement. In addition, insurance expense increased approximately $500,000, due primarily to higher premiums, and net occupancy costs increased approximately $600,000, primarily driven by significant increases in real estate taxes associated with our New York area locations. In connection with the provisions of EITF 02-16, in the nine months ended November 1, 2003, the Company recorded approximately $1.1 million of vendor cooperative advertising contributions as a reduction of cost of sales rather than a reduction of advertising expense. As a result of this new treatment, net advertising expense for the nine months is approximately $600,000 greater than the year ago period. Excluding the impact of EITF 02-16, our advertising costs were significantly below the prior year due to a strategic decision to shift additional advertising dollars to support our holiday sales initiatives in the fourth quarter. In addition, there were other individually less significant increases, driven in part by increased sales, which were partially offset by individually less significant reductions in various overhead expenses resulting from the Company's continued cost reduction efforts. As a percentage of sales, selling, general and administrative expenses declined to 39.5% in the nine months ended November 1, 2003 from 41.0% in the nine months ended November 2, 2002.

           Depreciation and amortization increased 7.7% in the nine month period ended November 1, 2003 to $8.5 million from $7.9 million in the prior year period as a result of the additional depreciation related to the capital projects completed over the last couple of years, principally in the Company's Madison Avenue flagship store.

           Interest expense, net increased 32.3% in the nine months ended November 1, 2003 to $11.2 million from $8.5 million in the nine months ended November 2, 2002, principally as a result of the increased cost of capital associated with Barney's, Inc.'s senior notes issued on April 1, 2003. The Company's dependence on borrowings from its credit facility are largely seasonal in nature, especially with the new long-term debt in place. Accordingly, average borrowings under the Company's credit facility for the nine months ended November 1, 2003 declined to $10.5 million from $32.6 million at November 2, 2002.

           Other income, which primarily includes finance charge income in connection with the Company's private label credit card operations, approximated $4.5 million in both the current and prior year nine month periods. Other income for the nine months ended November 1, 2003 also includes $750,000 related to a cash payment received by the Company in connection with an amendment to the existing license agreement and the granting of its consent to certain matters relating to the establishment of an additional Barneys New York store in Japan. Other income for the nine months ended November 2, 2002 also includes $400,000 related to the assignment of a subsidiary's interest in a trademark unrelated to the Company's business.

           The Company's net income for the nine months ended November 1, 2003 was $0.8 million compared to net income of $2.9 million for the nine months ended November 2, 2002. Basic and diluted net income per common share for the nine months ended November 1, 2003 and November 2, 2002 were $0.06 and $0.21, respectively.

 LIQUIDITY AND CAPITAL

Liquidity and Capital Resources


           Cash used in operations for the nine months ended November 1, 2003 and November 2, 2002 was approximately $88,000 and $7.5 million, respectively. This decrease is primarily a result of reduced working capital requirements primarily related to inventory and accounts payable. The Company's working capital was $51.6 million at November 1, 2003 compared to $37.5 million at February 1, 2003. The Company's primary source of liquidity has been borrowings under its credit facility, although such reliance has been lessened with the new long term debt structure resulting from the senior notes offering and the Company's operating performance.

           The Company incurred capital expenditures of $5.6 million during the nine months ended November 1, 2003. Of the total capital expenditures, $2.9 million was spent on leasehold improvements, $2.2 million was spent on furniture, fixtures and equipment and $500,000 was spent on management information systems. Pursuant to the covenants contained in the Company's credit facility, the Company's total capital expenditures for fiscal year 2003 were established at a base level of $10 million subject to certain permitted adjustments. The Company will principally fund its capital expenditures through cash generated from operations or through borrowings under its credit facility.

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

           The Company entered into a registration rights agreement relating to the notes, pursuant to which the Company was required to file one or more registration statements within specified time periods to provide for the exchange of the notes for freely tradable notes with substantially identical terms. During the third quarter the Company satisfied its obligations under this agreement.

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

           REVOLVING CREDIT AGREEMENT

           On July 15, 2002, the Company entered into a $105,000,000 Credit Facility led by General Electric Capital Corporation, as Administrative Agent (the "GE Facility"). The GE Facility provided a $97,000,000 revolving loan commitment (the "Revolver") with a $40,000,000 sub-limit for the issuance of letters of credit and an $8,000,000 term loan commitment (the "Term Loan"). Contemporaneously with the consummation of the senior notes offering, the Company repaid the term loan outstanding under the GE Facility and entered into a restated credit facility on the terms of the existing GE Facility as amended on April 1, 2003, to provide for a $70.0 million revolving credit facility pursuant to which the Company may borrow up to $66.0 million, with a $40.0 million sub-limit for the issuance of letters of credit, subject to a borrowing base test. With the consent of the required lenders under the restated credit facility, the maximum borrowing amount may be increased to up to $70.0 million. The restated credit facility eliminated, among other things, the 30 day clean-down provision and amended the financial covenants in the GE Facility, and also added a minimum excess borrowing base availability covenant, all as outlined below.

           In connection with the origination of the GE Facility, the Company incurred fees of approximately $1,500,000. In connection with the above mentioned restatement of that facility, the Company incurred fees of approximately $384,000 and wrote-off fees associated with the origination of the GE Facility of $364,000 which amount is included in interest and financing costs for the nine months ended November 1, 2003. The unamortized portion of such fees is being amortized over the life of the restated credit facility as interest and financing costs and is included in Other Assets.

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

     o Minimum consolidated net worth -- As of the last day of every fiscal quarter, consolidated net worth must not be less than specified minimum amounts. The minimum amount is $136.0 million at the end of the fiscal year ending January 31, 2004; $147.0 million at the end of the fiscal year ending January 29, 2005; and $147.0 million at the end of the fiscal year ending January 28, 2006.

     o Minimum consolidated EBITDA -- As of the last day of every fiscal quarter (for defined trailing periods), EBITDA must not be less than certain minimum amounts, measured on a quarterly basis. The minimum amount at the end of the fiscal year ended January 31, 2004 is $25.0 million; $29.0 million at the end of the fiscal year ending January 29, 2005; and $30.0 million at the end of the fiscal year ending January 28, 2006.

     o Capital expenditures-- The Company's total capital expenditures for the fiscal year ending January 31, 2004 and thereafter, is $10.0 million per fiscal year, subject to increase if certain conditions are met.

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

           At November 1, 2003, the Company had approximately $36.8 million of availability under the restated credit facility, after considering $8.1 million and $20.2 million of loans and letters of credit, respectively, outstanding and the minimum excess borrowing base availability of $8.0 million.

           As of November 1, 2003, the Company was in compliance with all of the financial covenants contained in its restated credit facility. Management believes that it will continue to be in compliance with the financial covenants contained in the restated credit facility for the remainder of the fiscal year ending January 31, 2004. However, any material deviations from the Company's forecasts could require the Company to seek waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.

C. NEW ACCOUNTING PRONOUNCEMENTS

           In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's"), an interpretation of Accounting Research Bulletin No. 51" ("Interpretation No. 46"). Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of Interpretation No. 46 are required to be adopted by the Company immediately for all VIE's entered into since February 2, 2003 and by the end of the fiscal year ending January 31, 2004, for all VIE's that existed prior to February 2, 2003. The Company is currently evaluating the requirements and impact of Interpretation No. 46, however, at the present time, the Company does not believe there are any additional entities that will require disclosure or consolidation as a result of the provisions of Interpretation No. 46.

           In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 in the third quarter ended November 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

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

           In the three months ended November 1, 2003, the provisions of EITF 02-16 had the effect of increasing selling, general and administrative expenses by $666,000 and decreasing cost of sales and net income by $628,000 and $38,000, respectively. In the nine months ended November 1, 2003, the provisions of EITF 02-16 had the effect of increasing selling, general and administrative expenses by approximately $1.1 million and decreasing cost of sales and net income by approximately $1.1 million and $38,000, respectively. EITF 02-16 had no impact on the Company's cash flows. Had EITF 02-16 been in effect for the three and nine months ended November 2, 2002, selling, general and administrative expenses would have increased by approximately $335,000 and cost of sales and net income would have decreased by approximately $307,000 and $28,000, respectively, in the three month period. For the nine month period, selling, general and administrative expenses would have increased by approximately $631,000 and cost of sales and net income would have decreased by approximately $603,000 and $28,000, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the reported market risks since the end of the most recent fiscal year.



ITEM 4.    CONTROLS AND PROCEDURES


           Holdings' management evaluated, with the participation of Holdings' principal executive and principal financial officers, the effectiveness of Holdings' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of November 1, 2003. Based on their evaluation, Holdings' principal executive and principal financial officer concluded that Holdings' disclosure controls and procedures were effective as of November 1, 2003.

           There has been no change in Holdings' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Holdings' fiscal quarter ended November 1, 2003, that has materially affected, or is reasonably likely to materially affect, Holdings' internal control over financial reporting.

PART II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS


           The Company is involved in various legal proceedings which are routine and incidental to the conduct of its business. Management believes that none of these proceedings, if determined adversely to the Company, would have a material effect on its financial condition or results of operations.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit No.                Description
---   -----------                -----------

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

           The following Report on Form 8-K was filed or furnished during the three months ended November 1, 2003:

A Form 8-K was furnished on September 9, 2003, under Item 12, relating to Holdings' September 9, 2003 press release setting forth Holdings' second quarter 2003 earnings.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 16, 2003

                                            BARNEYS NEW YORK, INC.


                                            By: /s/ Steven M. Feldman
                                               ---------------------------------
                                                Name:  Steven M. Feldman
                                                Title: Executive Vice President,
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