Form 10-K
period 2004-01-31
BARNEYS NEW YORK INC
filed 2004-04-30
CIK 1087414

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year-ended January 31, 2004
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
         ___________
                         Commission file number: 0-26229
                                                 -------

                             BARNEYS NEW YORK, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                 13-4040818
---------------------------------------   --------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

        575 FIFTH AVENUE
        NEW YORK, NEW YORK                                  10017
----------------------------------------                 -----------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code: (212) 450-8700

 Securities registered pursuant                   Name of Each Exchange
  to Section 12(b) of the Act:                    on Which Registered
      Title of Each Class

           NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

                           [Cover page 1 of 2 pages]

The common stock of the registrant is quoted on the Nasdaq Over-The-Counter Bulletin Board service. The common stock of the registrant is only traded on a limited or sporadic basis and there is no established public trading market for such common stock. As of August 2, 2003, the aggregate market value of the registrant's voting common equity held by non-affiliates of the registrant, based on the $6.00 last average bid and asked price of the common stock on August 2, 2003, as reported on the Over-the-Counter Bulletin Board service, was approximately $20.3 million. For purposes of this computation, shares of common stock of the registrant beneficially owned by each officer and director of the registrant and by each of Whippoorwill Associates, Inc. (on behalf of its Discretionary Accounts) and Bay Harbour Management L.C. (on behalf of its Managed Accounts) and their respective affiliates are deemed to be beneficially owned by affiliates. Such determination should not be deemed an admission that such officers, directors and such other beneficial owners of common stock of the registrant are, in fact, affiliates of the registrant.

On April 23, 2004, the registrant had outstanding 14,126,489 shares of common stock, par value $0.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:


Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on June 17, 2004, are incorporated by reference into Part III of this report.


                            [Cover page 2 of 2 pages]


 Item 1.    Business............................................................................................1

 Item 2.    Properties..........................................................................................8

 Item 3.    Legal Proceedings...................................................................................8

 Item 4.    Submission of Matters to a Vote of Security Holders.................................................9

            Executive Officers of Holdings......................................................................9

 Item 5.    Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities..................................................11

 Item 6.    Selected Financial Data............................................................................11

 Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................................................14

 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................................34

 Item 8.    Financial Statements and Supplementary Data........................................................36

 Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...........................................................................36

 Item 9A.   Controls and Procedures............................................................................36

 Item 10.   Directors and Executive Officers of the Registrant.................................................37

 Item 11.   Executive Compensation.............................................................................37

 Item 12.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters....................................................................37

 Item 13.   Certain Relationships and Related Transactions.....................................................39

 Item 14.   Principal Accountant Fees and Services.............................................................39

 Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................40


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

          o    our dependence on our relationships with some designers;

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

          o    our substantial indebtedness;

          o significant operating and financial restrictions placed on us by the indenture governing Barney's, Inc.'s 9.000% senior secured notes and our credit facility; and

          o other factors referenced in this 10-K, including those set forth under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

We believe the forward-looking statements in this Form 10-K are reasonable. However, they are based on current expectations, speak only as of the date they are made, and are subject to change by reason of the factors and risks noted above, the passage of time or other circumstances. We undertake no obligation to update publicly any forward-looking statements in light of new information or future events, except as required by applicable laws, including the securities laws of the United States.

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

We operate 21 inter-related stores in the United States under the "Barneys New York" trade name which cater to fashion-conscious customers. These stores include three flagship stores in prime retail locations, three smaller regional stores, and three CO-OP Barneys New York stores, all of which cater to customers seeking contemporary, urban casual apparel and accessories. Our 12 outlet stores cater to budget-minded yet fashion-conscious customers and our noted semi-annual warehouse sale events in New York City and Santa Monica, California enable us to sell our end-of-the-season residual merchandise and extend the Barneys New York brand to a wider range of customers. In September 2003, we also began selling a limited and highly edited assortment of products on our newly re-launched Barneys.com website further expanding our reach to both new and existing customers. In addition, we have entered into a licensing arrangement pursuant to which a third party operates two retail stores in Japan and a single in-store department in Singapore, all under the "Barneys New York" name. In October 2004, it is anticipated that this third party will be opening a third Barneys New York store in Ginza, Japan.

We drive sales by providing our customers with a carefully edited selection of high-fashion quality merchandise from leading and emerging designers. Our merchandising philosophy reflects a variety of fashion viewpoints and a culture of seeking out creative and innovative products. It has established Barneys as a premiere destination for fashion-conscious customers. We also strive to enhance our sales by expanding and reallocating existing space within our stores, attracting new customers, building upon our strong existing customer relationships and selectively increasing the number of our stores. Our experienced management team, led by Howard Socol, the former Chairman and Chief Executive Officer of Burdines, a division of Federated Department Stores, Inc., emphasizes disciplined financial management throughout our operations. We carefully monitor and have significantly reduced operating costs through a variety of initiatives over the years, including a rationalization of personnel hours, a reduction in the number of our administrative employees and the renegotiation of supply, service and benefit plan contracts. We continue to seek out new ways to reduce our operating costs which generally have the least impact to our customers.

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

BUSINESS STRENGTHS

Strong Designer Relationships. We sell merchandise from leading designers including Giorgio Armani, Manolo Blahnik, Marc Jacobs, Prada, Jil Sander and Ermenegildo Zegna. We were the first to introduce a number of designers, including both Giorgio Armani and Prada, into the high-fashion market in the United States. Our stores are also a showcase for emerging designers, whom we identify and help to develop. By cultivating strong relationships with emerging designers, we are able to introduce their merchandise to the high-fashion market, often on an initially exclusive basis. We further strengthen our relationships with both established and emerging designers through design and product suggestions and by providing them with detailed feedback on their collections that we gather from our customers.

Barneys Label Merchandise. We complement our designer merchandise with a diverse selection of Barneys label merchandise, including ready-to-wear apparel, handbags, shoes, dress shirts, ties and sportswear. Barneys label merchandise is manufactured by independent third parties according to our specifications. We are intensively involved in all aspects of the design and manufacture of this collection. This merchandise complements and is of comparable quality to our designer merchandise. Our Barneys label merchandise constituted approximately 16% of our net sales for our fiscal year ended January 31, 2004, is generally less expensive than our designer merchandise and generates higher margins.

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

Relationship-Driven Customer Service. We maintain a strong focus on providing consistently high levels of customer service. We utilize third parties to conduct customer surveys and mystery shopping programs to gain additional insights about the shopping experience in our stores and to identify areas for improvement. Our sales associates, particularly those at our flagship stores, maintain customer profile books to serve specific customers better by providing merchandise suggestions tailored to their personal tastes and by making them aware of new merchandise and sales events. These sales associates also receive extensive in-house product training and participate in vendor clinics to familiarize themselves with the styles, fabrics and workmanship of our designer collections. In addition, our customer loyalty program provides incentives to customers who use our proprietary credit card.

Prime Store Locations. The location of our flagship stores in prime retail locations contributes to the strong Barneys New York brand image. These locations are Madison Avenue in New York City, Wilshire Boulevard off Rodeo Drive in Beverly Hills and Oak Street in Chicago. We believe that our three flagship stores are premiere destinations for fashion-conscious customers. All of our flagship stores are leased under long-term leases, with initial terms ranging from ten to twenty years with multiple ten-year renewal options.

Proven Management Team. We have a strong and dedicated management team with significant experience in the upscale fashion market and retailing industry. Our Chief Executive Officer, Howard Socol, brings more than 30 years of industry experience to Barneys. Mr. Socol previously served as Chairman and Chief Executive Officer of Burdines Department Stores from 1984 to 1997. During that time, Burdines' business expanded from 25 stores as of January 28, 1984 to 48 stores as of February 1, 1997 and its sales grew from approximately $692 million in 1984 to approximately $1.3 billion in 1996. Additionally, Thomas Kalenderian, our Executive Vice-President -- Men's Merchandising, has been with us for 23 years, and Judith Collinson, our Executive Vice-President -- Women's Merchandising, has been with us for 16 years. During their tenure with Barneys, Mr. Kalenderian and Ms. Collinson have been instrumental in developing and implementing our merchandising strategy, including our relationships with designers and the design and procurement of Barneys label merchandise.

BUSINESS STRATEGY

Our business strategy is focused on increasing comparable store sales, reducing operating expenses and selectively expanding our store base.

Increase Comparable Store Sales. We are focused on maximizing the profitability of existing space, particularly in our flagship stores. We constantly consider opportunities to reallocate floor space to merchandise that can provide higher sales per square foot or higher profit margins. For example, in a prior year the restaurant in our New York City flagship store was moved from the lower level to the then unused ninth floor. This enabled us to expand our main floor women's accessories business and to utilize the lower level space to expand our more profitable cosmetics sales area, without adversely affecting the restaurant's revenues. Additionally, in a prior year we also reallocated floor space in our New York City flagship store to expand our women's shoe department. This department generated approximately three times more sales per square foot than the merchandise previously sold in the area that has been incorporated into our expanded women's shoe department. We continue to implement this strategy of maximizing existing space in our other flagship stores and regional and outlet locations, tailoring the enhancements to individual store sales trends and tastes.

In the current year we began significant projects in both our Beverly Hills and Madison Avenue flagship stores. The renovation project in Beverly Hills includes the consolidation of our men's offerings into two dedicated floors freeing up space on the main floor to significantly intensify our women's shoes, accessories and jewelry businesses. At Madison Avenue, we are relocating and significantly expanding our Chelsea Passage (items for the home) business to currently unproductive space on the ninth floor of that store. By doing this, we are freeing up space to further expand and intensify our women's designer and ready-to-wear businesses. The renovations in these two stores are expected to be substantially complete by the end of the Spring 2004 season. In addition to the above, our continued focus on customer service and expanded marketing efforts, including increased advertising, are designed to increase sales to our existing customers and to attract new customers.

Reduce Operating Expenses. We have a highly-disciplined approach to managing expenses throughout our operations. Over the last several years, we have reduced fixed costs through the implementation of a number of expense reduction initiatives, including reducing the number of our administrative personnel, rebidding repair and maintenance contracts, reducing employee benefits and reducing our packaging and general office overhead costs. In addition, we continue to upgrade inventory controls and security measures in our stores in an effort to reduce inventory shrinkage. We continuously review our operations and the related expenses to identify cost reduction initiatives to improve profitability.

Limited and Disciplined New Store Openings. In May 2000 we opened a CO-OP store in the Chelsea neighborhood of New York City, and in March 2002 we opened a second CO-OP store in the SoHo neighborhood of New York City. In September 2003, we opened our first CO-OP store outside of the New York area in the South Beach section of Miami, Florida. These stores, which are an extension of the CO-OP departments in our flagship stores, achieved aggregate net sales of $11.2 million in the fiscal year ended January 31, 2004 (reflecting twelve months of operations for the two New York stores and five months of operations for our Miami store). We continue to evaluate opportunities to expand our CO-OP store base in a selective and financially disciplined manner. We expect to open approximately ten additional CO-OP stores over the next five years, at a cost of between $1.0 million and $1.5 million each. We believe that the new CO-OP stores will increase customer awareness of the Barneys New York name and enhance the strong Barneys New York brand image.

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

Full-Price Stores. We operate nine full-price stores consisting of:

           Flagship Stores -- We operate three large flagship stores in prime retail locations in New York, Beverly Hills and Chicago. The three large flagship stores establish and promote Barneys New York as a pre-eminent retailer of men's and women's fashion. These stores offer customers a wide variety of merchandise, including apparel, accessories, cosmetics and items for the home, catering to affluent, fashion-conscious customers. We also seek to ensure that the ambience of our flagship stores reflects the luxury and distinct style of the merchandise that we sell. The flagship stores in New York and Beverly Hills also include restaurants managed by third-party contractors.

           Regional Stores -- We operate three smaller regional stores in the following locations: Manhasset, NY, Seattle, WA and Chestnut Hill, MA. The three smaller regional stores, which provide a limited selection of the merchandise offered in the flagship stores, cater to similar customers as our flagship stores in more localized markets.

           CO-OP Stores -- We operate three smaller CO-OP stores in the following locations: two in New York City and one in Miami. These free-standing stores are an extension of the CO-OP departments in our flagship stores and focus on providing customers with a selection of high-end, contemporary, urban casual apparel and accessories, often at price points that are slightly lower than our non-CO-OP merchandise. CO-OP stores provide us with the opportunity to develop one of our fastest growing merchandise categories in a less capital intensive manner, relative to our other full-price stores. These stores give us the opportunity to enter new markets and expand in our existing markets while broadening our client base by targeting the younger designer customer. In addition, since we will be attracting our Barneys customer earlier in their life cycle, we also believe this format can serve as the initial entree for the shopper who will ultimately develop into our regional and flagship store customers. Similar to our CO-OP departments, our CO-OP stores offer merchandise from established and emerging designers, as well as our Barneys label.

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

These arrangements were established, under the plan of reorganization pursuant to which Barneys emerged from bankruptcy, as part of the settlement of claims filed by Isetan and its affiliates in the bankruptcy aggregating more than $365 million and pending litigation and arbitration proceedings involving Barneys and Isetan and its affiliates. With regard to the first licensing agreement, Isetan was given an assignment of 90% of the annual minimum royalties, pursuant to the plan of reorganization. The amount of the annual royalty assigned to Isetan increases each year from $3.2 million for the first twelve months of the agreement to $5.2 million for the final license year ending in December 2015. As a result of the assignment, Barneys only receives ten percent (10%) of the total royalty payable pursuant to the trademark license agreement. As the royalty is paid in Japanese Yen, Barneys determined the U.S. dollar equivalent of the royalty as of January 31, 2004 using a conversion rate of 105.8. For a description of the terms of the licensing arrangements, see note 7 to our audited consolidated financial statements.

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

The following table sets forth net sales and net income (loss) for the fiscal years ended January 31, 2004 and February 1, 2003. This quarterly financial data is unaudited but gives effect to all adjustments necessary, in the opinion of Barneys' management, to present fairly this information.

                                       FISCAL 2003 - QUARTER ENDED                         FISCAL 2002 - QUARTER ENDED
                              ----------------------------------------------     -------------------------------------------------
      ($ in thousands)          5/3/03      8/2/03     11/1/03    1/31/04         5/4/02      8/3/02      11/2/02       2/1/03
                              ----------- ----------- ---------- -----------     ---------- ----------- ------------ -------------

Net sales                        $91,385     $88,707   $111,893   $ 117,492        $92,475     $81,603     $103,299     $ 105,986

As % of period                        22%         22%        27%         29%            24%         21%          27%           28%

Net (loss) income                 (1,210)     (2,102)     4,141       6,311            478        (439)       2,877         5,550
                              =========== =========== ========== ===========     ========== =========== ============ =============

COMPETITION

The retail industry, in general, and the upscale retail apparel business, in particular, are intensely competitive. Competition is strong for customers, sales and vendor resources.

Generally, our flagship, regional and CO-OP stores compete with both specialty stores and department stores, while our outlet stores and warehouse sale events compete with off-price and discount stores, in the geographic areas in which they operate. Several department store, specialty store, and vendor store competitors also offer catalog and more extensive internet shopping that also compete with us.

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

MERCHANDISING

In addition to selling the products of a number of leading designers, including Giorgio Armani, Manolo Blahnik, Marc Jacobs, Prada, Jil Sander and Ermenegildo Zegna, we also offer a diverse selection of unique, Barneys label merchandise (primarily under the "Barneys New York" and "CO-OP" labels). In the fiscal year ended January 31, 2004, our ten top designers (including all brands owned by those designers) accounted for approximately 27% of our total sales, and our two top designers (including all brands owned by those designers) accounted for approximately 10% and 4%, respectively, of our total sales. If one or more of our top designers were to cease providing us with adequate supplies of merchandise, our business might, in the short term, be adversely affected. However, management believes that alternative supply sources exist to fulfill our requirements in the event of a disruption. In addition, if one or more of our top designers were to increase sales of merchandise through its own stores or to the stores of our competitors, our business could be materially adversely affected.

EMPLOYEES

As of January 31, 2004, we employed approximately 1,400 people. Our staffing requirements fluctuate during the year as a result of the seasonality of the retail apparel industry, and we add approximately 200 employees during the holiday selling season. Approximately 500 of our employees are represented by unions, and we believe that overall our relationship with our employees and these unions is good. During our more than fifty-year relationship with unions representing our employees, we have never been subjected to a strike or work stoppage.

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

AVAILABLE INFORMATION

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website at www.Barneys.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also, copies of the Company's annual report on Form 10-K will be made available, free of charge, upon written request.

ITEM 2. PROPERTIES

Our principal facilities include corporate offices, a central alterations facility, a distribution center and three flagship stores. We lease all of our facilities. All of our flagship stores are leased under long-term leases, with initial terms ranging from ten to twenty years with multiple ten-year renewal options. The following table lists the location, type, and approximate gross and selling square footage of each of our facilities as of January 31, 2004:

                                                                                                 APPROXIMATE       APPROXIMATE
                                                                                                     GROSS            SELLING
    LOCATION                                            TYPE                                     SQUARE FEET       SQUARE FEET
    --------                                            ----                                     -----------       -----------
    New York, NY...................................     Corporate Offices                             46,000               --
    New York, NY...................................     Central Alterations Facility                  32,968               --
    Lyndhurst, NJ..................................     Distribution Center                          180,000               --
    New York, NY...................................     Flagship Store                               240,000          113,920
    Beverly Hills, CA..............................     Flagship Store                               120,000           60,671
    Chicago, IL....................................     Flagship Store                                50,000           21,913
    Manhasset, NY..................................     Regional Store                                19,052           12,646
    Chestnut Hill, MA..............................     Regional Store                                 6,234            4,165
    Seattle, WA....................................     Regional Store                                11,113            6,406
    New York, NY (Wooster Street)..................     CO-OP Store                                    7,000            3,782
    New York, NY (17th Street).....................     CO-OP Store                                    7,038            5,800
    Miami, FL......................................     CO-OP Store                                    9,038            6,858
    Harriman, NY...................................     Outlet Store                                   9,576            7,468
    Cabazon, CA....................................     Outlet Store                                   7,026            4,930
    Camarillo, CA..................................     Outlet Store                                   7,500            5,471
    Clinton, CT....................................     Outlet Store                                   7,525            4,898
    Riverhead, NY..................................     Outlet Store                                   7,500            5,077
    Wrentham, MA...................................     Outlet Store                                   7,500            5,012
    Waikele, HI....................................     Outlet Store                                   6,295            4,766
    Carlsbad, CA...................................     Outlet Store                                   7,500            4,969
    Napa Valley, CA................................     Outlet Store                                   5,500            3,877
    Orlando, FL....................................     Outlet Store                                   6,000            3,965
    Allen, TX......................................     Outlet Store                                   7,000            4,801
    Leesburg, VA...................................     Outlet Store                                   6,000            4,224


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

EXECUTIVE OFFICERS OF HOLDINGS

Set forth below are the names, ages, positions and business backgrounds of all of the executive officers of Holdings. Except as otherwise indicated, each executive officer has held his current position for the past five years.


NAME                              AGE AT JANUARY 31, 2004                     POSITION
----                              -----------------------       -------------------------------------------------
Howard Socol....................               58               Chairman, President and Chief Executive Officer
Judith Collinson................               52               Executive Vice President-- Women's Merchandising
Thomas Kalenderian..............               46               Executive Vice President-- Men's Merchandising
Marc H. Perlowitz...............               49               Executive Vice President-- General Counsel and
                                                                 Human Resources,Secretary
Karl Hermanns...................               39               Executive Vice President-- Operations
Michael Celestino...............               47               Executive Vice President-- Store Operations
Steven M. Feldman...............               40               Executive Vice President and Chief Financial Officer
David New.......................               47               Executive Vice President-- Creative Services
Vincent Phelan..................               38               Senior Vice President-- Treasurer


Howard Socol has been the Chairman, President and Chief Executive Officer of Holdings since January 8, 2001. Mr. Socol was the Chief Executive Officer of J. Crew Group, Inc., a retailer of women's and men's apparel, shoes and accessories, from February 1998 through January 1999. From 1969 to 1997, Mr. Socol served in various management positions at Burdines, a division of Federated Department Stores, Inc., becoming President in 1981 and Chairman and Chief Executive Officer in 1984, a position he held until his retirement in 1997. Mr. Socol is also a director of Liz Claiborne Inc.

Judith Collinson started with Barneys in 1989 as an Accessories Buyer. Prior to her current position, she had been responsible for Accessories and Private Label Collections. She was promoted to Executive Vice President and General Merchandising Manager for all women's merchandising in May 1998. Ms. Collinson is also responsible for women's shoes and cosmetics.

Thomas Kalenderian has been at Barneys for 23 years. His responsibilities have increased over time until he was promoted to Executive Vice President and General Merchandising Manager for all men's merchandising in July 1997. Mr. Kalenderian is responsible for developing and implementing menswear strategy and manages many of the key vendor relationships for the menswear, children's and gifts for the home businesses.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Holdings common stock is quoted on the Nasdaq Over-The-Counter Bulletin Board service under the symbol "BNNY." Holdings common stock is only traded on a limited or sporadic basis and there is no established public trading market for such common stock. The following table sets forth the reported high and low bid prices of Holdings common stock on the Nasdaq Over-The-Counter Bulletin Board service for each fiscal quarter during the period from February 3, 2002 through January 31, 2004. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                           HIGH BID     LOW BID
                                                           --------     -------
FISCAL YEAR ENDED FEBRUARY 1, 2003:
First Quarter (February 3, 2002 - May 4, 2002)............. $ 5.40      $ 1.50
Second Quarter (May 5, 2002 - August 3, 2002)..............   3.90        3.01
Third Quarter (August 4, 2002 - November 2, 2002)..........   3.55        2.65
Fourth Quarter (November 3, 2002 - February 1, 2003).......   4.26        3.00

FISCAL YEAR ENDED JANUARY 31, 2004:
First Quarter (February 2, 2003 - May 3, 2003).............   5.50        3.80
Second Quarter (May 4, 2003 - August 2, 2003)..............   6.50        4.49
Third Quarter (August 3, 2003 - November 1, 2003)..........   6.05        5.00
Fourth Quarter (November 2, 2003 - January 31, 2004).......  10.25        5.50

HOLDERS

As of April 23, 2004, there were 888 holders of record of Holdings common stock.

DIVIDENDS

The terms of the indenture governing Barney's, Inc.'s 9.000% Senior Secured Notes and our credit facility restrict the ability of Barney's, Inc. to make distributions to Holdings and, consequently, restrict the ability of Holdings to pay dividends on shares of Holdings common stock. In addition, the guarantee by Holdings of the credit facility prohibits Holdings from declaring dividends on shares of its capital stock, with the exception of dividends payable to holders of shares of Holdings preferred stock. Holdings has no present intention to declare dividends on shares of its common stock.


ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated historical financial data set forth in the table below as of and for each of the five fiscal years in the period ended January 31, 2004, are derived from our consolidated financial statements for such periods.

The selected consolidated historical financial data should be read in conjunction with the financial statements and the related notes and other information contained elsewhere in this Form 10-K, including information set forth herein under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                 FISCAL           FISCAL          FISCAL          FISCAL         FISCAL
                                                  YEAR             YEAR            YEAR            YEAR           YEAR
                                                  ENDED            ENDED           ENDED           ENDED          ENDED
                                               JANUARY 31,      FEBRUARY 1,     FEBRUARY 2,      FEBRUARY 3,    JANUARY 29,
                                                  2004             2003            2002            2001           2000
                                             -------------     -------------  -------------    -------------  -------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

STATEMENT OF OPERATIONS DATA:
Net Sales..........................            $ 409,477        $ 383,363       $ 371,169       $ 404,321       $ 366,802
Gross Profit.......................              187,981          179,348         162,324         187,596         173,515
Selling, General and Administrative
   Expenses (including occupancy
   expenses)(1)....................              159,364          154,813         154,818         161,523         152,445
Depreciation and
   Amortization(2).................               11,531           10,760          18,802          18,027          17,440
Other Income-- Net(3)..............               (5,872)          (6,327)         (6,957)         (4,833)         (4,355)
Interest and Financing Costs, Net of
   Interest Income.................               15,143           11,036          10,393          11,723          12,968
Income Taxes.......................                  675              600             439             546             363
Net Income (Loss)..................                7,140            8,466         (15,171)            610          (5,346)
Basic Earnings (Loss) Per Share....            $    0.51        $    0.61       $   (1.09)      $    0.04       $   (0.42)
Diluted Earnings (Loss) Per Share..            $    0.50        $    0.61       $   (1.09)      $    0.04       $   (0.42)


SELECTED OPERATING DATA:
Comparable Store Net Sales Increase
   (Decrease) (4)..................                  6.2%             2.9%           (7.7)%           9.7%            9.0%
Number of Stores...................                   21               20              19              18              16

OTHER FINANCIAL DATA:
EBITDA(5)..........................            $  34,489        $  30,862       $  14,463       $  30,906       $  25,425
Net Cash Provided by Operating Activities         25,272           14,141          14,011          23,042          15,005
Net Cash Used in Investing
 Activities........................                9,036           10,882          11,369           6,256           3,585
Capital Expenditures...............                9,036           11,082          11,982           8,499           6,224
Net Cash Used in Financing
 Activities........................                7,781            6,983           9,176           9,750           7,911

BALANCE SHEET DATA:
Cash and Cash Equivalents..........            $  15,566        $   7,111       $  10,835       $  17,369       $  10,333
Fixed Assets at Cost, Less Accumulated
   Depreciation and Amortization...               47,769           50,463          50,141          48,170          48,974
Total Assets.......................              318,600          301,793         296,980         323,859         324,482
Total Debt.........................               90,536           75,956          81,048          89,315         105,915
Redeemable Preferred Stock.........                  500              500             500             500             500
Total Stockholders' Equity.........              165,792          155,584         146,622         161,793         153,996


----------

(1) Selling, General and Administrative Expenses for the fiscal year ended February 3, 2001 include the benefit of a $1.5 million reversal of a Predecessor Company liability favorably settled in that fiscal year.

(2) In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", beginning in the fiscal year ended February 1, 2003, we stopped amortizing our excess reorganization value. Amortization of excess reorganization value was approximately $8.8 million, $8.7 million and $8.8 million in the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

(3) Other Income -- Net primarily includes finance charge income generated from our proprietary credit card operations. Other Income -- Net for the fiscal year ended February 2, 2002 includes a gain of $926,000 related to insurance recoveries associated with the loss of one of our stores due to the September 11 events and the benefit of a $913,000 reversal of a

     Predecessor Company liability favorably settled in that fiscal year. Other Income -- Net for the fiscal year ended February 1, 2003 includes a gain of $523,000 related to additional insurance recoveries associated with the loss of one of our stores in the prior fiscal year due to the September 11 events and the benefit of a $400,000 gain from the sale of a trademark. Other Income - Net for the fiscal year ended January 31, 2004 includes $750,000 representing the receipt of the first of two equal payments pursuant to the first amendment of the trademark license agreement with Isetan (see note 7 to our consolidated financial statements).

(4) All stores that are open as of the beginning and end of the pertinent fiscal periods, regardless of relocation or expansion of existing square footage, are considered to be comparable stores for purposes of determining the comparable net store sales increases (decreases). All stores closed during a fiscal period are excluded from the determination of the comparable net store sales increases (decreases) effective with the date of closing.

(5) EBITDA for each period represents the sum of (a) the respective amounts of Net Income (Loss) set forth above for that period and (b) the respective amounts of Interest and Financing Costs, Net of Interest Income, Income Taxes and Depreciation and Amortization. The following table reconciles Net Income (Loss) to EBITDA:

                                           FISCAL              FISCAL            FISCAL              FISCAL             FISCAL
                                            YEAR                YEAR              YEAR                YEAR               YEAR
                                           ENDED               ENDED             ENDED               ENDED              ENDED
                                         JANUARY 31,         FEBRUARY 1,       FEBRUARY 2,          FEBRUARY 3,        JANUARY 29,
                                            2004                2003              2002                2001               2000
                                       -------------       -------------     -------------       -------------       -------------
                                                                             ($ IN THOUSANDS)

Net Income (Loss)................        $     7,140         $     8,466       $   (15,171)        $       610       $      (5,346)
Interest and Financing Costs, Net of
   Interest Income...............             15,143              11,036            10,393              11,723              12,968
Income Taxes.....................                675                 600               439                 546                 363
Depreciation and
   Amortization..................             11,531              10,760            18,802              18,027              17,440
                                       -------------       -------------     -------------       -------------       -------------
EBITDA...........................        $    34,489         $    30,862       $    14,463         $    30,906         $    25,425
                                       =============       =============     =============       =============       =============


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

OVERVIEW

Overall, the fiscal 2003 operating results reflect our continued focus on driving sales, controlling expenses, providing exceptional customer service and executing key merchandising initiatives. Strong sales growth in the last three quarters of the year were bolstered, to an extent, by a recovery in the luxury sector, driven in part by stronger financial markets and consumer confidence. In contrast, first quarter comparable store sales results were negatively impacted by unusually harsh weather in the Northeast, as well as other external factors including the threat of war in Iraq, continued weakness in the economy and soft financial markets.

During the year, we continued to focus on improving sales productivity within our existing stores by continuing to reconfigure and reallocate existing selling space to more productive merchandise categories or by creating additional selling space by recapturing "non-productive" space. In addition, we sought to grow our sales by strategically increasing the breadth and depth of our product offerings of our new or established brands. We continued the roll-out of our CO-OP stores with the opening of our third free-standing store in Miami in September 2003 and we also re-launched the Barneys.com website, which includes information about the Company and an e-tailing component featuring a limited assortment of merchandise. Our comparable store sales growth of approximately 10% in the fourth quarter helped us end the year with a record sales performance. Sales in fiscal 2003 continued to be positively impacted by additional direct mail and print marketing campaigns, particularly in the fourth quarter which included the production of our largest holiday mailer to date. Sales efforts during that important holiday selling season were also supported with the addition of extra selling associates in our stores to appropriately service our customers.

GENERAL

Comparable Store Net Sales. We determine comparable store net sales increases or decreases using the net sales of all stores that are open as of the beginning and end of the pertinent fiscal period, regardless of store relocation or expansion of existing square footage. Net sales of all stores closed during a fiscal period are excluded from the determination of the comparable net store sales increases (decreases) effective with the date of closing.

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

                                                                                                 FISCAL YEAR ENDED
                                                                                     ------------------------------------------
                                                                                      JANUARY 31,    FEBRUARY 1,     FEBRUARY 2,
                                                                                        2004            2003           2002
                                                                                       --------       --------        --------

Net Sales........................................................................        100.0%         100.0%          100.0%
Cost of Sales....................................................................         54.1           53.2            56.3
                                                                                       --------       --------        --------
Gross Profit.....................................................................         45.9           46.8            43.7
Selling, General and Administrative Expenses (Including
    Occupancy Expenses)..........................................................         38.9           40.4            41.7
Other Income-- Net(1)............................................................         (1.4)          (1.7)           (1.9)
                                                                                       --------       --------        --------
Earnings before Interest and Financing Costs, Net of
   Interest Income, Income Taxes and Depreciation
    and Amortization (EBITDA) (2)................................................          8.4            8.1             3.9
Interest and Financing Costs, Net of Interest Income,
   Income Taxes and Depreciation and Amortization................................          6.7            5.9             8.0
                                                                                       --------       --------        --------
Net Income (Loss)................................................................          1.7%           2.2%           (4.1)%
                                                                                       ========       ========        ========

----------------------

(1) Other Income -- Net primarily includes finance charge income generated from our proprietary credit card operations. Other Income -- Net for the fiscal year ended February 2, 2002 also includes a gain of $926,000 related to insurance recoveries associated with the loss of one of our stores due to the September 11 events and the benefit of a $913,000 reversal of a Predecessor Company liability favorably settled in that fiscal year. Other Income -- Net for the fiscal year ended February 1, 2003 also includes a gain of $523,000 related to additional insurance recoveries associated with the loss of one of our stores in the prior fiscal year due to the September 11 events and the benefit of a $400,000 gain from the sale of a trademark. Other Income - Net for the fiscal year ended January 31, 2004 includes $750,000 representing the receipt of the first of two equal payments received pursuant to the first amendment of the trademark license agreement with Isetan (see note 7 to our consolidated financial statements).

(2)  EBITDA as a percentage of net sales for each period  represents  the sum of
     (a) the respective amounts of Net Income (Loss) set forth above for such period plus (b) the respective amounts of Interest and Financing Costs, Net of Interest Income, Income Taxes and Depreciation and Amortization for such period. The following table reconciles Net Income (Loss) as a percentage of net sales to EBITDA as a percentage of net sales:

                                                                                       JANUARY 31,    FEBRUARY 1,     FEBRUARY 2,
                                                                                          2004          2003            2002
                                                                                       --------       --------        --------
Net Income (Loss)................................................................          1.7%           2.2%           (4.1)%
Plus
Interest and Financing Costs, Net of Interest Income.............................          3.7            2.9             2.8
Income Taxes.....................................................................          0.2            0.2             0.1
Depreciation and Amortization....................................................          2.8            2.8             5.1
                                                                                       --------       --------        --------
EBITDA...........................................................................          8.4%           8.1%            3.9%
                                                                                       ========       ========        ========


FISCAL YEAR ENDED JANUARY 31, 2004 COMPARED TO FISCAL YEAR ENDED FEBRUARY 1,
2003

Net sales for the fiscal year ended January 31, 2004 were $409.5 million compared to $383.4 million for the fiscal year ended February 1, 2003, an increase of 6.8%. Comparable store sales increased approximately 6.2% in the fiscal year ended January 31, 2004. Net sales for the fiscal year ended January 31, 2004 benefited from increased full-price sales as compared to the prior year and particularly benefited from strong third and fourth quarter sales.

Gross profit on sales increased 4.8% to $188.0 million in the fiscal year ended January 31, 2004 from $179.3 million in the fiscal year ended February 1, 2003. The continued weak US Dollar put pressure on gross margin throughout the year. Among other things, improved full-price selling in fall 2003 helped reduce our annual markdown expense and at least partially offset the margin erosion caused by the deterioration in our initial markup. While we attempt to hedge a significant portion of our exposure related to foreign denominated purchases, we expect that the continued weakness in the US Dollar, relative to the Euro, will continue to put pressure on our gross profit. The more significant components impacting the increase in our gross margin are the following: the sales increase discussed above, which improved our gross profit by approximately $10.0 million; decreased promotional selling, which improved our gross profit by approximately $1.5 million; reduced initial mark-up and foreign exchange losses (driven by the weak US dollar) on settlement of foreign denominated purchases, unfavorably impacted our gross profit by approximately $3.5 million; an increase in our actual and estimated inventory shortage unfavorably impacted our gross profit by approximately $700,000; the reversal of an accrual no longer considered necessary favorably impacted our gross profit by approximately $600,000; and the implementation of EITF 02-16 favorably impacted our gross profit by approximately $1.3 million. As a percentage of net sales, gross profit was 45.9% in the fiscal year ended January 31, 2004, compared to 46.8% in the fiscal year ended February 1, 2003.

Selling, general and administrative expenses, including occupancy expenses, were $159.4 million in the fiscal year ended January 31, 2004, compared to $154.8 million for the fiscal year ended February 1, 2003. As a percentage of sales, selling, general and administrative expenses declined to 38.9% in fiscal 2003 from 40.4% in the prior fiscal year.

In the fiscal year ended January 31, 2004, personnel and related costs increased in the aggregate by approximately $1.9 million. This increase principally relates to raises, higher variable costs associated with the sales increases discussed above and higher employee benefit costs. The Company's benefit costs were generally higher in fiscal 2003 as compared to the prior year which included an approximate $800,000 benefit for a concession received by the

Company related to a renegotiated collective bargaining agreement. Other than personnel related costs, some of the other variable expenses which increased as a result of the higher sales volume were costs associated with our settlement of third party credit card transactions and our proprietary credit card loyalty program. These two expenses increased approximately $750,000, in the aggregate, versus the year ago period. For the fiscal year, insurance expense increased approximately $480,000, due primarily to higher premiums, and net occupancy costs increased approximately $1.4 million, primarily driven by significant increases in real estate taxes associated with our New York area locations and the operation of two additional stores. In addition, there were other individually less significant increases, driven in part by increased sales, which were partially offset by individually less significant reductions in various overhead expenses resulting from the Company's continued cost reduction efforts.

In connection with the provisions of EITF 02-16, for the fiscal year ended January 31, 2004, the Company recorded approximately $1.3 million of vendor cooperative advertising contributions as a reduction of cost of sales rather than a reduction of advertising expense. As a result of this new treatment, net advertising expense for the full fiscal year is approximately $1.2 million greater than the year ago period. Excluding the impact of EITF 02-16, our advertising costs were about flat with last year. This was a combination of increased advertising costs on a gross basis, offset by an increase in vendor cooperative advertising contributions.

Other income, net, which principally includes finance charge income generated by our proprietary credit card operations, decreased 7.2% in the fiscal year ended January 31, 2004 to $5.9 million from $6.3 million in the fiscal year ended February 1, 2003. Other income in the fiscal year ended January 31, 2004 includes $750,000 representing the first of two payments pursuant to the first amendment of the trademark license agreement with Isetan (see note 7 to our consolidated financial statements). The fiscal year ended February 1, 2003 also includes gains of $523,000 related to the final insurance recoveries associated with the loss of one of our stores in the fiscal year ended February 2, 2002 due to the September 11 events and approximately $400,000 related to the assignment of a subsidiary's interest in a trademark unrelated to our business.

Depreciation and amortization expense increased in the fiscal year ended January 31, 2004 to $11.5 million from $10.8 million in the fiscal year ended February 1, 2003 principally as a result of the additional depreciation related to the capital projects completed over the last couple of years, principally in the Company's Madison Avenue flagship store

Interest expense, net increased 37.2% in the fiscal year ended January 31, 2004 to $15.1 million from $11.0 million a year ago, principally as a result of the increased cost of capital associated with Barney's, Inc.'s senior notes issued on April 1, 2003. The Company's dependence on borrowings from its credit facility are largely seasonal in nature, especially with the new long-term debt in place. Accordingly, average borrowings under the credit facility for the fiscal year ended January 31, 2004 declined to $8.2 million from $30.7 million in the fiscal year ended February 1, 2003.

We continue to have significant net operating losses available to us to offset future taxable earnings. In the current year, we were able to partially reduce our deferred tax asset valuation allowance primarily as a result of the significant increase in our deferred tax liabilities principally related to fixed asset depreciation. For the most part, the reported taxes were not based on income. Rather they relate principally to state franchise and capital taxes and foreign taxes associated with the receipt of royalty payments from Japan. As a result, currently, there is no consistent correlation between the amount of income and the amount of taxes reported. As a percentage of our income, this tax expense will decrease with an increase in income and increase with a decrease in income. Our effective tax rate for the years ended January 31, 2004 and February 1, 2003 was 12.0% and 7.0%, respectively.

Our net income for the fiscal year ended January 31, 2004 was $7.1 million compared with $8.5 million for the fiscal year ended February 1, 2003. Basic and diluted net income per common share was $0.51 and $0.50, respectively, and $0.61 per common share for the fiscal years ended January 31, 2004 and February 1, 2003, respectively.

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

Selling, general and administrative expenses, including occupancy expenses, were $154.8 million in the fiscal year ended February 1, 2003, unchanged from the fiscal year ended February 2, 2002. In the fiscal year ended February 1, 2003, personnel and related costs decreased in the aggregate by approximately $550,000. This net decrease occurred as we offset higher personnel related costs, particularly related to our bonus program, which was cancelled during the fiscal year ended February 2, 2002 in the aftermath of the September 11 events, and higher commission costs in line with higher sales, by approximately $800,000 of savings from a concession related to a renegotiated collective bargaining agreement and the annualized benefit of the personnel cost reduction measures implemented in the fiscal year ended February 2, 2002. Various additional reductions in expenses including packaging, supplies, postage and travel aggregating approximately $1.9 million primarily reflect the benefit of expense reduction initiatives implemented in the prior and current fiscal year, including, among other things, re-bidding products and services, and general reductions in consumption of products and services, as well as a $400,000 reduction in bad debt expense associated with our proprietary credit card operations. The above expense reductions were in part offset by higher variable operating costs commensurate with higher sales, increased advertising costs of approximately $500,000, increased professional fees of approximately $200,000, increased insurance premiums of approximately $600,000 and increased occupancy and related costs of approximately $700,000, principally as a result of higher real estate taxes and the costs attributed to opening one new CO-OP store in the period.

Other income, net, which principally includes finance charge income generated by our proprietary credit card operations, decreased 9.1% in the fiscal year ended February 1, 2003 to $6.3 million from $7.0 million in the fiscal year ended February 2, 2002. Other income in the fiscal year ended February 1, 2003 and the fiscal year ended February 2, 2002 also includes gains of $500,000 and $900,000, respectively, related to insurance recoveries associated with the loss of one of our stores in the fiscal year ended February 2, 2002 due to the September 11 events. In addition, other income in the fiscal year ended February 1, 2003 includes a gain of approximately $400,000 related to the assignment of a subsidiary's interest in a trademark unrelated to our business.

Depreciation and amortization expense decreased in the fiscal year ended February 1, 2003 to $10.8 million from $18.8 million in the fiscal year ended February 2, 2002. This decrease was due to SFAS No. 142, which first became effective for the fiscal year ended February 1, 2003, and which eliminated the mandatory amortization of excess reorganization value.

Interest expense, net increased 6.2% in the fiscal year ended February 1, 2003 to $11.0 million from $10.4 million in the fiscal year ended February 2, 2002, primarily as a result of our write-off of approximately $600,000 in unamortized fees associated with the replacement of our prior revolving credit facility in the second quarter of the fiscal year ended February 1, 2003. Generally, interest associated with borrowings under our credit facility declined principally as a result of lower average borrowings. Average borrowings under the credit facility for the fiscal year ended February 1, 2003 and the fiscal year ended February 2, 2002 were $30.7 million and $35.2 million, respectively.

We continue to have significant net operating losses available to us to offset future taxable earnings. In the fiscal year ended February 1, 2003, we were able to reduce our deferred tax asset valuation allowance primarily as a result of the significant increase in our deferred tax liabilities principally related to fixed asset depreciation. The reported state taxes were principally franchise and capital taxes that, for the most part, are not based on income. As a result, there is no consistent correlation between the amount of income and the amount of state taxes reported. As a percentage of our income, this tax expense will decrease with an increase in income and increase with a decrease in income. Our effective tax rate for the years ended February 1, 2003 and February 2, 2002 was 7.0% and (3.0)%, respectively.

Our net income for the fiscal year ended February 1, 2003 was $8.5 million compared to a net loss of $15.2 million for the fiscal year ended February 2, 2002. Basic and diluted net income per common share was $0.61 per common share for the fiscal year ended February 1, 2003 compared to a $1.09 loss per common share for the fiscal year ended February 2, 2002.

LIQUIDITY AND CAPITAL RESOURCES

On April 1, 2003, we completed an offering to sell 106,000 units at a price of $850 per unit, for gross proceeds of $90.1 million. Net proceeds to us were approximately $81.7 million after deducting commissions, financial advisory fees and expenses of the offering. We used the net proceeds from the offering to repay a substantial portion of our outstanding indebtedness, including our obligations pursuant to our $22.5 million subordinated note, approximately $35.8 million due under our 11 1/2 % promissory notes, the remaining portion of term loan borrowings and a portion of the revolver loans outstanding under our then existing credit facility and to pay a substantial portion of our deferred lease obligations pursuant to our flagship leases.

Upon consummation of this offering, the Company entered into a restated credit facility which, among other things, reduced the size of the existing credit facility from $105.0 million to $70.0 million and extended the maturity date to July 15, 2006. Continued improvements in our operating results, as well as the partial pay down of amounts outstanding under the then existing credit facility, enabled the Company to reduce its credit facility by $35.0 million. At January 31, 2004, there were no revolving loans outstanding under the restated credit facility.

CASH PROVIDED BY OPERATIONS AND WORKING CAPITAL

For the reporting periods below, Net Cash Provided by Operating Activities, on a consolidated basis, was as follows:

                                                                                                FISCAL YEAR ENDED
                                                                                    -------------------------------------------
                                                                                       JANUARY 31,  FEBRUARY 1,    FEBRUARY 2,
                                                                                         2004          2003           2002
                                                                                    ------------  -------------   -------------
                                                                                                 ($ in thousands)
Net Income (Loss) ...............................................................   $     7,140   $      8,466    $    (15,171)
Depreciation and Amortization....................................................        15,844         12,020          19,994
Other Non-Cash Charges...........................................................         3,943          2,825           2,667
Changes in Current Assets and Liabilities........................................        (1,655)        (9,170)          6,521
                                                                                    ------------  -------------   -------------
Net Cash Provided by Operating Activities........................................   $    25,272   $     14,141    $     14,011
                                                                                    ============  =============   =============

Net cash provided by operating activities improved over the prior year primarily as a result of improved operating results and reduced working capital requirements primarily related to inventory. The Company's primary source of liquidity has been borrowings under its credit facility, although such reliance has been lessened with the new long term debt structure resulting from the senior notes offering and the Company's operating performance.

Our consolidated working capital position at each of the dates shown below was as follows:

                                                                                     JANUARY 31,    FEBRUARY 1,     FEBRUARY 2,
                                                                                        2004          2003             2002
                                                                                    ------------  -------------   -------------
                                                                                                 ($ in thousands)

Working Capital..................................................................   $    58,703   $    37,547      $   16,485

Working capital at January 31, 2004 improved over the prior year primarily as a result of an $8.5 million increase in cash and an $11.0 million reduction in short term borrowings, largely as a result of our improved operating results and the debt refinancing completed in April 2003. Working capital at February 1, 2003 improved over the prior year primarily as a result of a $12.7 million reduction in short term borrowings, largely as a result of our improved operating results and a $9.9 million increase in inventory. Inventory levels at February 2, 2002 were unusually low largely as a result of diminished requirements in the aftermath of the September 11, 2001 terrorist attacks.

For the reporting periods below, Net Cash Used in Financing Activities was as follows:

                                                                                    JANUARY 31,     FEBRUARY 1,     FEBRUARY 2,
                                                                                       2004            2003           2002
                                                                                    ------------  -------------   -------------
                                                                                                 ($ in thousands)

Net Cash Used in Financing Activities............................................   $   (7,781)   $   (6,983)     $   (9,176)


CAPITAL EXPENDITURES

We have principally funded our capital expenditures through a combination of borrowings under our prior credit facilities and the use of cash received in connection with the exercise of options and warrants in prior years.

During the fiscal year ended January 31, 2004, we incurred capital expenditures of approximately $9.0 million. Of the total capital expenditures, $5.4 million was spent on leasehold improvements, $2.9 million was spent on furniture, fixtures and equipment and $700,000 was spent on management information systems, including new point-of-sale registers. During the fiscal year ended February 1, 2003, we incurred capital expenditures of approximately $11.1 million. Of the total capital expenditures, $5.8 million was spent on leasehold improvements, $3.2 million was spent on furniture, fixtures and equipment and $2.1 million was spent on management information systems, including new point-of-sale registers. During the fiscal year ended February 2, 2002, we incurred capital expenditures of approximately $12.3 million, without giving effect to approximately $400,000 of offsetting construction allowances which we received from our landlords. Of the total capital expenditures, $6.9 million was spent on leasehold improvements, $2.8 million was spent on furniture, fixtures and equipment and $2.6 million was spent on management information systems, including new point of sale registers. A significant portion of the amounts spent in each fiscal year pertained to building out and reconfiguring existing retail space and/or new store openings. The management information systems capital expenditures for the fiscal years ended February 1, 2003 and February 2, 2002, relate primarily to the upgrade and replacement of all point-of-sale registers in our stores which occurred during the two fiscal years which ended on February 1, 2003.

The amount of capital expenditures that we make in any year depends on a number of factors, including general economic conditions. Pursuant to the covenants contained in our restated credit facility, our total capital expenditures for the fiscal year ended January 31, 2004 were established at a base level of $10.0 million subject to permitted adjustments. We currently estimate that capital expenditures for the fiscal year ending January 29, 2005, including permitted carryover amounts from the prior year, will be approximately $13.5 million, consisting of approximately $8.1 million for leasehold improvements, approximately $4.4 million for furniture, fixtures and equipment, and approximately $1.0 million for management information systems.

SENIOR NOTES ISSUANCE

On April 1, 2003, we completed an offering to sell 106,000 units at a price of $850 per unit, for gross proceeds of $90.1 million. Each unit consisted of $1,000 principal amount at maturity of 9.000% senior secured notes due April 1, 2008 of Barney's, Inc., a wholly-owned subsidiary of Holdings, and one warrant to purchase 3.412 shares of common stock of Holdings at an exercise price of $0.01 per share. Net proceeds to us were approximately $81.7 million after deducting commissions, financial advisory fees and estimated expenses of the offering. These commissions, fees and expenses of approximately $8.4 million were deferred, are included in other assets, and are being amortized to interest expense over the term of the notes.

We used the net proceeds from the offering to repay a substantial portion of our outstanding indebtedness at the time, including our obligations pursuant to our $22.5 million subordinated note, approximately $35.8 million due under our 11 1/2 % promissory notes, the remaining portion of term loan borrowings and a portion of the revolver loans outstanding under our then existing credit facility and to pay a substantial portion of the Company's deferred lease obligations. Other than the amounts outstanding pursuant to the existing credit facility, the outstanding indebtedness and deferred lease obligations had original scheduled maturities of January 28, 2004.

As part of the offering process, we requested a rating on the 9.000% senior secured notes. Standard and Poor's assigned a rating of B- and Moody's assigned a rating of B3.

In connection with the offering, we entered into a restated credit facility, as more fully described below. The restated credit facility and its related guarantees are secured by a first-priority lien on substantially all of our assets, other than real property leaseholds. The 9.000% senior secured notes are guaranteed by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. on a senior secured basis. The 9.000% senior secured notes and the related guarantees are secured by a second-priority lien on the same assets as secure the restated credit facility.

CREDIT FACILITY

On July 15, 2002, we entered into a $105.0 million credit facility, which replaced our prior credit facility. On April 1, 2003, contemporaneously with the senior notes issuance we entered into a restated credit facility. The restated credit facility provides for a $70.0 million revolving credit facility pursuant to which we may borrow up to $66.0 million, with a $40.0 million sub-limit for the issuance of letters of credit, subject to a borrowing base test. With the consent of the required lenders under the restated credit facility, the maximum borrowing amount may be increased to up to $70.0 million. At January 31, 2004 we had approximately $40.9 million of availability under the credit facility and approximately $0 and $22.2 million of loans and letters of credit, respectively, outstanding. In addition, upon consummation of the offering we wrote off approximately $364,000 in deferred financing costs relating to the credit facility and incurred additional costs of approximately $400,000 in connection with the restated credit facility. A summary of the financial covenants and other terms of the restated credit facility are as follows:

The restated credit facility is secured by a first-priority lien on substantially all of our assets, other than real property leaseholds. The assets that secure our restated credit facility include, among others, our accounts receivable, inventories, general intangibles (including software), equipment and fixtures, equity interests of subsidiaries owned by us, intellectual property and cash. In addition, each borrower under the restated credit facility is required to cross-guarantee each of the other borrowers' obligations under the restated credit facility, and the assets of each borrower secure such borrower's cross guarantee.

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

          o Minimum consolidated net worth -- As of the last day of every fiscal quarter, starting with the first fiscal quarter of 2002, consolidated net worth must not be less than specified minimum amounts. The minimum amount is $136.0 million for the fiscal year ended January 31, 2004; $147.0 million at the end of the fiscal year ending January 29, 2005; and $147.0 million at the end of the fiscal year ending January 28, 2006.

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

          o Capital expenditures -- Our total capital expenditures for the fiscal year ended January 31, 2004 and for fiscal years ending thereafter, were limited to $10.0 million per fiscal year, subject to increase if certain conditions are met.

          o Minimum excess borrowing base availability-- We are required to maintain minimum excess borrowing base availability of $8.0 million at all times.

The restated credit facility matures on July 15, 2006.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our restated credit facility will be adequate to meet our liquidity needs for at least the next 12 months, including scheduled payments of interest on our 9.000% senior secured notes and payments of interest on borrowings under the restated credit facility. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. See "Forward-Looking Statements -- Due to events that are beyond our control, we may not be able to generate sufficient cash flow to make interest payments on our indebtedness" below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Our material obligations under firm contractual arrangements, including commitments for future payments under long-term debt arrangements and operating lease arrangements, as of January 31, 2004, are summarized below and are more fully disclosed in notes 4 and 5 of our consolidated financial statements. Total Debt does not include commitments under unexpired letters of credit under our restated credit facility. As of January 31, 2004, we had approximately $22.2 million of such letters of credit outstanding.

                                                                                     PAYMENTS DUE BY PERIOD
------------------------------------------------------      -----------------------------------------------------------------------
                                                                            LESS THAN                                     AFTER 5
                 CONTRACTUAL OBLIGATIONS                     TOTAL          1 YEAR        2-3 YEARS       4-5 YEARS        YEARS
------------------------------------------------------       -----          ------        ---------       ---------        -----
                                                                                       ($ in thousands)
Total Debt............................................   $   106,000     $        --    $       --       $   106,000   $        --
Operating Leases......................................       440,167          27,700        52,342            47,331       312,794
Firm Purchase Commitments.............................        49,188          49,188            --                --            --
                                                         -----------     ------------   -----------      ------------   -----------
Total Contractual Obligations.........................   $   595,355     $    76,888    $   52,342       $   153,331   $   312,794
                                                         ===========     ============   ===========      ============   ===========


As reflected in the January 31, 2004 balance sheet, there were no loans outstanding under the restated credit facility.

We lease real property and equipment under agreements that expire at various dates. As of January 31, 2004, minimum rent payments at contractual rates over the next five years aggregate approximately $440.2 million. In accordance with SFAS No. 13 "Accounting for Leases," we account for the rental payments due under our operating leases on a straight-line basis, and record an annual rent expense for each lease by dividing the total rent payments due during the term of the lease by the number of years in the term of the respective lease.

Pursuant to an agreement between Holdings and Howard Socol, our Chairman, President and Chief Executive Officer, Mr. Socol receives a base salary of $1.0 million per year and annual performance bonuses. For the fiscal year ended February 2, 2002, Mr. Socol was guaranteed and paid a $1.0 million performance bonus, and for the annual period ended January 31, 2003, he was entitled to a performance bonus of up to 125% of his base salary. In addition, for the period commencing on February 1, 2003 and ending on January 31, 2005, Mr. Socol is entitled to an annual performance bonus based on the amount by which Holdings exceeds certain financial target amounts, which bonus is not limited to 125% of his base salary. See "Certain Relationships and Related Transactions."

OTHER COMMERCIAL COMMITMENTS

At January 31, 2004, our primary commercial commitments included commitments of approximately $10.5 million under unexpired letters of credit under our credit facility and firm purchase commitments of approximately $49.0 million related to purchases of merchandise from vendors which will be received by the Company generally within the next six months. In addition, as collateral for performance on certain leases and as credit guarantees, Barney's, Inc. is contingently liable under standby letters of credit under our credit facility in the amount of $11.7 million. These standby letters of credit generally mature within one year and generally contain provisions for annual renewals. At January 31, 2004, we had total letters of credit outstanding under our credit facility of approximately $22.2 million.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company's management has discussed the selection of these critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure relating to these critical accounting policies in this Management's Discussion and Analysis.

Excess Reorganization Value. Excess reorganization value represents the amount of goodwill attributed to a company under accounting principles generally accepted in the United States upon its emergence from Chapter 11, as adjusted from time to time pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued in June 2001. As of January 31, 2004, the amount of excess reorganization value which we recognized in our financial statements was $147.2 million, and our total stockholders' equity, including the excess reorganization value, was $165.8 million.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including excess reorganization value. Among other things, SFAS No. 142 requires that goodwill no longer be amortized, but rather be tested annually for impairment. In accordance with SFAS No. 142, in the fiscal years ended January 31, 2004 and February 1, 2003, we completed the required testing for impairment of our excess reorganization value. Based upon our testing, we concluded that the fair value of the enterprise exceeded its book value. Accordingly, we did not need to perform the second step of the test, which measures the amount of the impairment. For the fiscal years ended January 31, 2004 and February 1, 2003, we did not record an impairment loss related to excess reorganization value. However, our excess reorganization value was reduced by approximately $538,000 and $1.7 million during the fiscal years ended January 31, 2004 and February 1, 2003, respectively, due to a reversal of a tax reserve resulting from the resolution of tax contingencies existing at the time of our emergence from bankruptcy in January 1999.

During the fiscal year ended February 2, 2002 (and prior fiscal years), when SFAS No. 142 was not in effect, we amortized excess reorganization value over a twenty-year period. If excess reorganization value had not been amortized during the fiscal year ended February 2, 2002, our adjusted net income (loss) and basic and diluted income (loss) per share would have been as follows:

                                                                 FISCAL YEAR ENDED
                                                                 FEBRUARY 2, 2002
                                                           ------------------------------
                                                           (dollars in thousands, except
                                                                  per share data)
                                                           -----------------------------
                                                                           BASIC AND
                                                                            DILUTED
                                                                            (LOSS)
                                                           NET (LOSS)      INCOME PER
                                                             INCOME          SHARE
                                                           ----------     ----------
As Reported..............................................  $ (15,171)     $   (1.09)
Amortization of Excess Reorganization Value..............      8,791           0.63
                                                           ----------     ----------
As Adjusted..............................................  $  (6,380)     $   (0.46)
                                                           ==========     ==========


Bad Debt. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments on their outstanding proprietary credit card balances. Accounts are generally written off automatically after 180 days have passed without our having received a full scheduled monthly payment. Accounts are written off sooner in the event of bankruptcy or other factors that make collection seem unlikely. We estimate the appropriate allowance using a model that considers the current aging of the accounts, historical write-off and recovery rates and other portfolio data. This estimate is then reviewed by management to assess whether additional analysis is required to appropriately estimate expected losses. We believe that our allowance for doubtful accounts is adequate to cover anticipated losses in our proprietary credit card portfolio under current conditions. Significant deterioration in any of the factors noted above or in the economy could require us to provide additional allowances that would reduce our net earnings. At January 31, 2004, a 0.5% increase in our net historical write-off rate would not have a material impact on our net earnings.

Inventory. We value our inventory at the lower of cost or market, or LCM, as determined by the first-in, first-out method using the retail inventory method, or RIM. Under RIM, the valuations of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of our inventories. RIM is inherently an averaging method that is widely used in the retail industry. The use of RIM will result in inventories being valued at the LCM as markdowns are currently recorded as a reduction of the retail inventory value.

Based on a review of historical business trends, on-hand inventory levels, discontinued merchandise categories and assumptions regarding future demand and market conditions, we calculate a markdown reserve for our inventory to reflect additional markdowns which are estimated to be necessary for obsolescence and to reduce our inventories to the LCM. We believe that our markdown reserve is adequate under current conditions. If current conditions deteriorate, we may be required to increase our markdown reserve which would reduce our net earnings. At January 31, 2004, a 0.5% increase in our markdown reserve as a percentage of our inventory would increase our cost of sales and decrease our net earnings by approximately $300,000.

Deferred Taxes. The operating period after emergence from bankruptcy and the cumulative losses incurred by us make the future utilization of deferred tax assets uncertain. Accordingly, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period that determination was made. At January 31, 2004, the valuation allowance was $2.8 million.

Derivative Instruments and Hedging Activities. We purchase approximately 40% to 50% of the goods which we sell from vendors outside of the United States, and we generally pay for a portion of those goods in foreign currencies (particularly the Euro, but also the British pound). We periodically enter into foreign exchange forward contracts and option contracts in order to hedge some of our foreign exchange exposure. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", or SFAS No. 133, which we adopted, as amended, on February 4, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.


NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's"), an interpretation of Accounting Research Bulletin No. 51" ("Interpretation No. 46"). In December 2003, the FASB issued a revision to Interpretation No. 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Interpretation No. 46 was effective immediately for VIE's created after January 31, 2003. The provisions of Interpretation No. 46, as revised, are required to be applied by the Company no later than the end of the Company's first quarter ending May 1, 2004. The Company is currently evaluating the requirements and impact of Interpretation No. 46, however, at the present time, the Company does not believe there are any additional entities that will require disclosure or consolidation as a result of the provisions of Interpretation No. 46.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 149 had no impact on our results of operations or our financial position.

In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 in the third quarter ended November 1, 2003. The adoption of SFAS No. 150 did not affect the Company's consolidated financial statements.

In 2002, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF 02-16 addresses the accounting by a reseller for consideration received from a vendor. A consensus was reached that cash consideration is presumed to be a reduction in the price of a vendor's product that should be recognized as a reduction of cost of sales. However, this presumption can be overcome when the consideration received is for the reimbursement of specific, identifiable and incremental costs of the reseller. In that event, the consideration, subject to a threshold, is recognized as a reduction in selling, general and administrative expenses. The provisions of EITF 02-16 were effective for all new arrangements, or modifications to existing arrangements, entered into after December 31, 2002.

For the fiscal year ended January 31, 2004, the implementation of the provisions of EITF 02-16 had the effect of increasing selling, general and administrative expenses by approximately $1.3 million and decreasing cost of sales by a like amount. EITF 02-16 had no impact on the Company's cash flows. Had EITF 02-16 been in effect for the fiscal year ended February 1, 2003, selling, general and administrative expenses would have increased by approximately $600,000 and cost of sales would have decreased by a like amount.

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

PURCHASES OF THE MERCHANDISE WE SELL ARE GENERALLY DISCRETIONARY AND ARE THEREFORE PARTICULARLY SUSCEPTIBLE TO ECONOMIC SLOWDOWNS. IF CURRENT ECONOMIC CONDITIONS DETERIORATE, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

The merchandise we sell generally consists of luxury retail products, the purchase of which is generally discretionary for consumers. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. A general slowdown in the United States economy could adversely affect consumer confidence and spending habits, as well as our sales.

Although there have been signs of some improvement, the outlook for the United States economy is uncertain and is directly affected by global political factors that are beyond our control. Any escalation of military action involving the United States could cause increased volatility in financial markets, further adversely affecting consumer confidence and spending habits. If current economic conditions are made worse by military action involving the United States or by any other circumstances, our business, financial condition and results of operations could be materially adversely affected.

OUR BUSINESS IS HIGHLY SENSITIVE TO EVENTS AND CONDITIONS IN THE NEW YORK CITY AREA.

Our New York City stores generate, in the aggregate, approximately 55% of our annual revenues. Our business will be materially adversely affected if we experience a significant decrease in revenues from these stores. Changes in the demographic or retail environment of our New York City stores, particularly our Madison Avenue flagship store, could result in a significant decrease in our revenues. In addition, our New York City store sales are highly sensitive to events and conditions in the New York City area, and any terrorist event, prolonged period of extreme or unseasonable weather conditions or sustained downturn in economic conditions in the New York City area could cause our New York City stores to suffer a decrease in sales and materially adversely affect our business, financial condition and results of operations.

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

WE ARE DEPENDENT ON OUR RELATIONSHIPS WITH SOME DESIGNERS.

Our relationships with established and emerging designers are a key factor in our position as a pre-eminent retailer of high-fashion merchandise and a substantial portion of our revenues is attributable to our sales of designer merchandise. For example, in the fiscal year ended January 31, 2004, our two top designers, including all brands owned by those designers, accounted for approximately 10% and 4%, respectively, of our total retail sales, and our ten top designers, including all brands owned by those designers, accounted for approximately 27% of our total retail sales. Hence, our success is in part dependent on our relationships with our designers. Most of these relationships are not subject to contractual arrangements, and we have no legal assurance that these relationships will continue. Moreover, all of the brands of our top designers are sold by competitor retailers, and each of our top ten designers also have their own dedicated retail stores. If one or more of our top designers were to cease providing us with adequate supplies of merchandise or, conversely, were to increase sales of merchandise through its own stores or to the stores of our competitors, our business, financial condition and results of operations could be materially adversely affected. In addition, any decline in the popularity of any of our designer brands could also have a material adverse effect upon us.

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

FUTURE STORE OPENINGS MAY NOT  BE SUCCESSFUL.

We expect to open approximately ten additional CO-OP stores over the next five years. These stores, and any other stores that we might open in the future, may not be successful and our overall gross profit may not increase as a result of opening these stores. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

A SMALL NUMBER OF STOCKHOLDERS OWN A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK AND THUS CONTROL ALL MAJOR CORPORATE DECISIONS.

Bay Harbour Management L.C. and Whippoorwill Associates, Inc., collectively, beneficially own approximately 79.3% of the outstanding shares of common stock of Holdings. As a result, Bay Harbour and Whippoorwill are in a position to control the outcome of actions requiring stockholder approval, including the election and removal of directors. Bay Harbour and Whippoorwill have entered into a stockholders agreement with respect to their ownership and voting of the capital stock of Holdings. This concentration of ownership could also facilitate or hinder a negotiated change of control of Holdings.

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

OUR BUSINESS IS EXPOSED TO FOREIGN CURRENCY FLUCTUATIONS.

A portion of our inventory purchases is denominated in foreign currencies, particularly the Euro, and to a lesser extent the British Pound. Changes in currency exchange rates may also affect the relative prices at which we and our competitors sell products in the same market. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE A SUBSTANTIAL AMOUNT OF EXCESS REORGANIZATION VALUE, WHICH IS AN INTANGIBLE ASSET AND MUST BE TESTED ANNUALLY FOR IMPAIRMENT. IF WE ARE REQUIRED TO REDUCE OUR EXCESS REORGANIZATION VALUE, WE WILL TREAT THE REDUCTION AS AN EXPENSE. THIS WOULD REDUCE OUR STOCKHOLDERS' EQUITY BY AN AMOUNT EQUAL TO THE AMOUNT OF THE REDUCTION.

As of January 31, 2004, the amount of excess reorganization value which we recognized in our financial statements was $147.2 million, and our total stockholders' equity was $165.8 million. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," we must test excess reorganization value annually for impairment. If we are required to reduce the amount of excess reorganization value as a result of our annual impairment tests, we will treat the reduction as an expense. This would reduce our stockholders' equity by an amount equal to the amount of the reduction. Furthermore, inasmuch as excess reorganization value is an intangible asset, there can be no assurance that all or any portion thereof could be realized in the event of a sale or liquidation of our company, regardless of the value at which it is reported in our financial statements.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

We have a substantial amount of indebtedness. At January 31, 2004, the amount of our outstanding indebtedness was approximately $90.5 million, which could have important consequences. For example, it could:

          o make it more difficult for us to satisfy our obligations with respect to our 9.000% senior secured notes;

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

The terms of the indenture governing our outstanding 9.000% senior secured notes allow us to incur additional indebtedness, subject to some limitations. Our restated credit facility permits borrowings under that facility of up to $66.0 million, with a $40.0 million sub-limit for the issuance of letters of credit, subject to a borrowing base test. Any additional indebtedness incurred as permitted under the indenture could increase the risks associated with our substantial leverage.

THE INDENTURE AND OUR CREDIT FACILITY IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS ON US.

The indenture and our credit facility impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our restricted subsidiaries, among other things, to:

          o incur additional indebtedness or issue capital stock having a maturity or redemption date on or prior to 91 days after the scheduled maturity date of the notes;

          o    pay dividends or make other restricted payments;

          o    issue capital stock of some of our subsidiaries;

          o    enter into transactions with affiliates;

          o    create or incur liens;

          o    transfer or sell some of our assets;

          o incur dividend or other payment restrictions affecting some of our subsidiaries;

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

DUE TO EVENTS THAT ARE BEYOND OUR CONTROL, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MAKE INTEREST PAYMENTS ON OUR INDEBTEDNESS.

Our ability to make payments on and to refinance our indebtedness, including the 9.000% senior secured notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. A significant reduction in operating cash flow would likely increase the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to make payments on the 9.000% senior secured notes or our other indebtedness, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing the notes or such other indebtedness, selling assets or raising equity. There can be no assurance that any of these alternatives could be accomplished on satisfactory terms or that they would yield sufficient funds to repay the 9.000% senior secured notes and our other indebtedness.

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

Foreign Currency Risk. We purchase outside of the United States approximately 40% to 50% of the goods which we sell, and we generally pay for those goods either in foreign currencies (particularly the Euro, but also the British pound) or US dollars. We periodically enter into foreign exchange forward contracts and option contracts in order to hedge some of our foreign exchange exposure. Absent our hedging transactions, a uniform 10% weakening as of February 2, 2003 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in an $8.9 million decrease in gross profit for the fiscal year ended January 31, 2004. After factoring in the effect of our hedging transactions, a uniform 10% weakening as of February 2, 2003 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in a $1.8 million decrease in gross profit for the fiscal year ended January 31, 2004. Absent our hedging transactions, a uniform 10% weakening as of February 3, 2002 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in an $8.1 million decrease in gross profit for the fiscal year ended February 1, 2003. After factoring in the effect of our hedging transactions, a uniform 10% weakening as of February 3, 2002 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in a $1.6 million decrease in gross profit for the fiscal year ended February 1, 2003. Absent our hedging transactions, a uniform 10% weakening as of February 4, 2001 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in an $8.3 million decrease in gross profit for the fiscal year ended February 2, 2002. After factoring in the effect of our hedging transactions, a uniform 10% weakening as of February 4, 2001 in the value of the dollar relative to the currencies in which our purchases are denominated would have resulted in a $1.7 million decrease in gross profit for the fiscal year ended February 2, 2002.

These calculations assume that each exchange rate would change in the same direction relative to the United States dollar. In addition to the direct effect of changes in exchange rates, which changes the dollar value of the resulting purchases, changes in exchange rates also affect the volume of purchases or the foreign currency purchase price as competitors' prices become more or less attractive.

Interest Rate Risk. Our earnings are affected by changes in short-term interest rates as a result of our revolving credit facility. If short-term interest rates averaged 2% more in the fiscal year ended January 31, 2004, our interest expense would have increased, and net income before taxes would have decreased by $164,000. If short-term interest rates averaged 2% more in the fiscal year ended February 1, 2003, our interest expense would have increased, and net income before taxes would have decreased by $600,000. If short-term interest rates averaged 2% more in the fiscal year ended February 2, 2002, our interest expense would have increased, and net loss before taxes would have increased by $700,000. In the event of a change of such magnitude, management would likely take actions to mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data listed below are included in the report on the page indicated.

                                      Index

Report of Independent Auditors.......................................................................................     F-1
Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003..............................................     F-2
Consolidated Statements of Operations for each of the three fiscal years
  in the period ended January 31, 2004...............................................................................     F-3
Consolidated Statements of Changes in Stockholders' Equity for each of the
  three fiscal years in the period ended January 2004................................................................     F-4
Consolidated Statements of Cash Flows for each of the three fiscal years
   in the period ended January 31, 2004..............................................................................     F-5
Notes to Consolidated Financial Statements...........................................................................     F-6
Schedule I - Condensed Financial Information of Registrant...........................................................     F-35
Schedule II - Valuation and Qualifying Accounts......................................................................     F-38


All other schedules are omitted either because they are not applicable or the required information is disclosed in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Holdings' management evaluated, with the participation of Holdings' principal executive and principal financial officers, the effectiveness of Holdings' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of January 31, 2004. Based on their evaluation, Holdings' principal executive and principal financial officers concluded that Holdings' disclosure controls and procedures were effective as of January 31, 2004.

There has been no change in Holdings' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Holdings' fiscal quarter ended January 31, 2004, that has materially affected, or is reasonably likely to materially affect, Holdings' internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below, the information called for by this item is incorporated by reference to the Company's 2004 definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after January 31, 2004.

The information required with respect to executive officers is set forth in Part I of this report under the heading "Executive Officers of Holdings".

Holdings has adopted a written Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and other senior officers. The Code of Ethics can be found on our web site, which is located at www.Barneys.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after January 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after January 31, 2004.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information on securities that were authorized for issuance under equity compensation plans as of January 31, 2004:

                                                                                                         NUMBER OF SECURITIES
                                                                                                         REMAINING AVAILABLE
                                                                                                          FOR FUTURE ISSUANCE
                                       NUMBER OF SECURITIES TO          WEIGHTED-AVERAGE                     UNDER EQUITY
                                      BE  ISSUED UPON EXERCISE          EXERCISE PRICE OF                 COMPENSATION PLANS
                                       OF OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,             (EXCLUDING SECURITIES
           PLAN CATEGORY                WARRANTS AND RIGHTS           WARRANTS AND RIGHTS                REFLECTED IN COLUMN
                                               (A)                            (B)                                (A))
                                                                                                                 (C)
           -------------                -------------------           -------------------                -------------------

EQUITY COMPENSATION PLANS APPROVED
BY SECURITY HOLDERS:
   Employee Stock Option Plan              1,492,234                    $     9.81                              257,766

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS:
   Stock Option Plan for
   Non-Employee Directors(1)                 270,000                          9.47                               30,000

   Restricted Stock Award
   Agreement with Howard Socol(2)            200,000                          N/A                                  N/A
                                         ---------------------------------------------------------------------------------------
   TOTAL:                                  1,962,234                          9.76                              287,766
                                        =======================================================================================


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

(2) Pursuant to an amendment to Mr. Socol's employment agreement, on January 10, 2003, Holdings agreed to make a restricted stock award of 200,000 shares of Holdings common stock to Mr. Socol on February 2, 2003. Pursuant to the restricted stock award agreement between Holdings and Mr. Socol, until the shares vest, the shares will be held in escrow and Mr. Socol may not transfer the shares. In addition, until the shares vest, the shares are subject to a right of repurchase by Holdings upon Mr. Socol's resignation without good reason or termination by Holdings for cause. 100,000 of the shares vested on January 31, 2004 and the other 100,000 shares vest on January 31, 2005, provided that Mr. Socol does not terminate his employment before those dates. In addition, upon a change of control of Holdings before Mr. Socol's service terminates, if Holdings terminates Mr. Socol's employment without cause or if Mr. Socol terminates his employment for good reason, all 200,000 shares will fully vest. In addition, a portion of the restricted shares will vest upon Mr. Socol's death or disability. As a restricted stock award, no amounts are payable by Mr. Socol upon the vesting of such shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after January 31, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after January 31, 2004.

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

4.1       Specimen of Holdings' Common Stock Certificate (1)

4.2 Indenture, dated as of April 1, 2003, among Barney's, Inc., Holdings, Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (9)

4.3(a)    Form of Note (included in Exhibit 4.2)

4.3(b)    Form of Note Guarantee (included in Exhibit 4.2)

4.4 Registration Rights Agreement, dated April 1, 2003, by and among Holdings, Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Jefferies & Company, Inc. (9)

4.5       Warrant   Agreement,   dated  April  1,  2003,  between  Holdings  and
          Wilmington Trust Company (9)

4.6       Form of Warrant Certificate (9)

4.7 Equity Registration Rights Agreement, dated April 1, 2003, by and between Holdings and Jefferies & Company, Inc. (9)

4.8 Security Agreement, dated April 1, 2003, by and among Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (9)

4.9 Security Agreement, dated April 1, 2003, by and between Holdings and Wilmington Trust Company (9)

4.10 Pledge Agreement, dated as of April 1, 2003, by and among Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (9)

4.11 Pledge Agreement, dated as of April 1, 2003, by and among Holdings and Wilmington Trust Company (9)

EXHIBIT                      NAME OF EXHIBIT
-------                      ---------------

4.12 Intellectual Property Security Agreement, dated as of April 1, 2003, by Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (9)

10.1 License Agreement among Barney's, Inc., BNY Licensing Corp. and Barneys Japan Co. Ltd. dated as of January 28, 1999 (1)

10.2 First Amendment to License Agreement, dated as of February 5, 2003, by and between Barney's, Inc., BNY Licensing Corp. and Barneys Japan Co., Ltd. (9)

10.3 Stock Option Plan for Non-Employee Directors effective as of March 11, 1999 (1)*

10.4      Employee Stock Option Plan (5)*

10.5 Registration Rights Agreement by and among Holdings and the Holders party thereto dated as of January 28, 1999 (the "Registration Rights Agreement") (1)

10.6 Amendment No.1 dated as of February 1, 2000, to the Registration Rights Agreement (3)

10.7 Letter Agreement, dated January 28, 1999, among Bay Harbour Management L.C. ("Bay Harbour"), Whippoorwill Associates, Inc. ("Whippoorwill"), Isetan of America, Inc. ("Isetan") and Holdings (4)

10.8 Employment Agreement between Holdings and Howard Socol effective as of January 8, 2001 (7)*

10.9 First Amendment to Employment Agreement, effective as of January 10, 2003, between Holdings and Howard Socol (2)*

10.10 Registration Rights Agreement between Holdings and Howard Socol dated as of January 8, 2001 (7)

10.11 Restricted Stock Award Agreement, dated February 2, 2003, between Holdings and Howard Socol (9)*

10.12 Option Award Agreement, dated January 8, 2001, between Holdings and Howard Socol (9)*

10.13     Credit Agreement,  among Barney's Inc., Barneys America, Inc., Barneys
          (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp. and Barneys America (Chicago) Lease Corp., as Borrowers, the Lenders party thereto, and General Electric Capital Corporation, as the Administrative Agent for such lenders ("GE Capital"), dated as of July 15, 2002 (the "2002 Credit Agreement") (8)

10.14     Guaranty by Holdings in favor of GE Capital, dated as of July 15, 2002
          (8)

10.15 Security Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital, dated as of July 15, 2002 (8)

10.16 Pledge Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital, dated as of July 15, 2002 (8)

10.17 Security Agreement by Holdings in favor of GE Capital, dated as of July 15, 2002 (8)

EXHIBIT                      NAME OF EXHIBIT
-------                      ---------------

10.18 Pledge Agreement by Holdings in favor of GE Capital, dated as of July 15, 2002 (8)

10.19 Intellectual Property Security Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital, dated as of July 15, 2002 (8)

10.20 First Amendment, dated as of April 1, 2003, to Security Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital
          (9)

10.21 Purchase Agreement, dated March 26, 2003, by and among Holdings, Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Jefferies & Company, Inc. (9)

10.22 Restated Credit Agreement, dated as of April 1, 2003, among Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., and Barneys America (Chicago) Lease Corp., as borrowers, the institutions party thereto from time to time as lenders, and General Electric Capital Corporation, for itself, as Lender, and as the Administrative Agent for such lenders (9)

10.23 Omnibus Amendment and Confirmation of Collateral Documents, dated as of April 1, 2003, by and among Holdings, Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., and Barneys America (Chicago) Lease Corp., and General Electric Capital Corporation, as administrative agent for the lenders (9)

14 Holdings' Code of Ethics for its Chief Executive Officer, Chief Financial Officer and Other Senior Officers (2)

21        Subsidiaries of the Registrant (2)

23        Consent of Independent Auditors (2)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

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

(2)  Filed herewith.

(3) Incorporated by reference to Amendment No. 2 to the Form 10 filed with the Commission on February 15, 2000.

(4) Incorporated by reference to Amendment No. 1 to the Form 10 filed with the Commission on October 13, 1999.

(5) Incorporated by reference to Exhibit A to the Proxy Statement of Holdings for its annual meeting of Stockholders held on June 27, 2000.

(6) Incorporated by reference to Holdings' Quarterly Report on Form 10-Q for the quarter ended November 3, 2001.

(7) Incorporated by reference to Holdings' Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

(8) Incorporated by reference to Holdings' Quarterly Report on Form 10-Q for the quarter ended August 3, 2002.

(9) Incorporated by reference to Holdings' Annual Report on Form 10-K for the fiscal year ended February 1, 2003.


*    Management contracts or compensatory plans or arrangements.


(b) Reports on Form 8-K - The following Report on Form 8-K was filed or furnished during the quarter ended January 31, 2004:

     A Form 8-K was furnished on November 25, 2003, under Item 12, relating to Holdings' November 24, 2003 press release setting forth Holdings' third quarter 2003 earnings.

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

                                      Date:  April 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Name                                                     Date

/s/ Shelley F. Greenhaus                                      April 30, 2004
--------------------------------------------
Shelley F. Greenhaus
Director

/s/ John Halpern                                              April 30, 2004
--------------------------------------------
John Halpern
Director

/s/ Yasuo Okamoto                                             April 30, 2004
--------------------------------------------
Yasuo Okamoto
Director

/s/ Allen I. Questrom                                         April 30, 2004
--------------------------------------------
Allen I. Questrom
Director

/s/ Howard Socol                                              April 30, 2004
--------------------------------------------
Howard Socol
Chairman, President, Chief
Executive Officer and Director

/s/ Carl Spielvogel                                           April 30, 2004
--------------------------------------------
Carl Spielvogel
Director

/s/ David A. Strumwasser                                      April 30, 2004
--------------------------------------------
David A. Strumwasser
Director

/s/ Robert J. Tarr, Jr.                                       April 30, 2004
--------------------------------------------
Robert J. Tarr, Jr.
Director

/s/ Douglas P. Teitelbaum                                     April 30, 2004
--------------------------------------------
Douglas P. Teitelbaum
Director

/s/ Steven A. Van Dyke                                        April 30, 2004
--------------------------------------------
Steven A. Van Dyke
Director

/s/ Steven M. Feldman                                         April 30, 2004
--------------------------------------------
Steven M. Feldman
Executive Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

                           Annual Report on Form 10-K

                       Item 15(a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules



                           Year-ended January 31, 2004

                             Barneys New York, Inc.

                               New York, New York

Form 10-K--Item 15(a) (1) and (2)

BARNEYS NEW YORK, INC.  AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Barneys New York, Inc. and subsidiaries, included in the Annual Report on Form 10-K of the Company for the year ended January 31, 2004, are incorporated by reference in Item 8:

Consolidated Balance Sheets--January 31, 2004 and February 1, 2003

Consolidated Statements of Operations--
             Year ended January 31, 2004, February 1, 2003 and February 2, 2002

Consolidated Statements of Changes in Stockholders' Equity--
             Year ended January 31, 2004, February 1, 2003 and February 2, 2002

Consolidated Statements of Cash Flows
             Year ended January 31, 2004, February 1, 2003 and February 2, 2002

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Barneys New York, Inc.

           We have audited the accompanying consolidated balance sheets of Barneys New York, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barneys New York, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

           As discussed in Note 2 to the consolidated financial statements, in fiscal year 2003, the Company changed its method of accounting for cash consideration received from vendors to conform with Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." In addition, as discussed in Note 2 to the consolidated financial statements, effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets."

                                                  /s/ Ernst & Young LLP


New York, New York
March 19, 2004

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                       JANUARY 31,      FEBRUARY 1,
                                                                                                          2004             2003
                                                                                                     --------------   --------------
                                                                                                          (IN THOUSANDS, EXCEPT
                                                                                                               SHARE DATA)
                                     ASSETS
  Current assets:
     Cash and cash equivalents...................................................................    $      15,566    $       7,111
     Receivables, less allowances of $4,077 and $4,225...........................................           28,652           24,957
     Inventories.................................................................................           61,535           62,252
     Other current assets........................................................................            9,929            7,908
                                                                                                     --------------   --------------
          Total current assets...................................................................          115,682          102,228
  Fixed assets at cost, less accumulated depreciation and amortization
      of $48,754 and $37,290.....................................................................           47,769           50,463
  Excess reorganization value....................................................................          147,226          147,764
  Other assets...................................................................................            7,923            1,338
                                                                                                     --------------   --------------
                                                                                                     $     318,600    $     301,793
                                                                                                     ==============   ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current maturities of long-term debt........................................................    $          __    $         425
     Revolving credit facility...................................................................               __           10,480
     Accounts payable............................................................................           24,016           20,747
     Accrued expenses............................................................................           32,963           33,029
                                                                                                     --------------   --------------
          Total current liabilities..............................................................           56,979           64,681
  Long-term debt.................................................................................           90,536           65,051
  Other long-term liabilities....................................................................            4,793           15,977
  Series A Redeemable Preferred Stock-- Aggregate liquidation preference $2,000..................              500              500
  Commitments and contingencies
  Stockholders' equity:
     Common stock -- $.01 par value; authorized 25,000,000 shares --
       shares issued 14,103,227 and 13,903,227...................................................              141              139
  Additional paid-in capital.....................................................................          169,187          166,390
  Accumulated other comprehensive income.........................................................              765              496
  Retained deficit...............................................................................           (4,301)         (11,441)
                                                                                                     --------------   --------------
          Total stockholders' equity.............................................................          165,792          155,584
                                                                                                     --------------   --------------
                                                                                                     $     318,600    $     301,793
                                                                                                     ==============   ==============

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  FISCAL YEARS ENDED
                                                                                   ------------------------------------------------
                                                                                     JANUARY 31,      FEBRUARY 1,      FEBRUARY 2,
                                                                                        2004             2003             2002
                                                                                   --------------   --------------   --------------
                                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Net sales................................................................        $     409,477    $     383,363    $     371,169
  Cost of sales............................................................              221,496          204,015          208,845
                                                                                   --------------   --------------   --------------
             Gross profit..................................................              187,981          179,348          162,324
  Expenses:
     Selling, general and administrative (including occupancy expense of
       $33,798, $32,421, and $31,367)......................................              159,364          154,813          154,818
        Depreciation and amortization......................................               11,531           10,760           18,802
        Other income-- net.................................................               (5,872)          (6,327)          (6,957)
                                                                                   --------------   --------------   --------------
  Operating income (loss)..................................................               22,958           20,102           (4,339)
  Interest and financing costs, net of interest income.....................               15,143           11,036           10,393
                                                                                   --------------   --------------   --------------
  Income (loss) before income taxes........................................                7,815            9,066          (14,732)
  Income taxes.............................................................                  675              600              439
                                                                                   --------------   --------------   --------------
  Net income (loss)........................................................        $       7,140    $       8,466    $     (15,171)
                                                                                   ==============   ==============   ==============
  Basic net income (loss) per share of common stock........................        $        0.51    $        0.61    $       (1.09)
                                                                                   ==============   ==============   ==============
  Diluted net income (loss) per share of common stock......................        $        0.50    $        0.61     $      (1.09)
                                                                                   ==============   ==============   ==============
  Weighted average number of shares of common stock outstanding
  Basic....................................................................               14,103           13,903           13,903
                                                                                   ==============   ==============   ==============
  Diluted..................................................................               14,404           13,903           13,903
                                                                                   ==============   ==============   ==============


           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        COMMON STOCK                                    ACCUMULATED
                                                           ISSUED             ADDITIONAL                   OTHER
                                                     ---------------------     PAID-IN     RETAINED     COMPREHENSIVE
                                                    SHARES        AMOUNT       CAPITAL     DEFICIT         INCOME          TOTAL
                                                  ------------ ------------ ------------ ------------    ------------   ------------
                                                                                     (IN THOUSANDS)

Balances at February 3, 2001...................        13,903       $  139   $  166,390   $   (4,736)             --     $  161,793
Net loss for Fiscal 2001.......................            --           --           --      (15,171)             --        (15,171)
                                                  ------------ ------------ ------------ ------------    ------------   ------------
Balances at February 2, 2002...................        13,903          139      166,390      (19,907)             --        146,622
Net income for Fiscal 2002.....................            --           --           --        8,466              --          8,466
Forward Contracts..............................            --           --           --           --        $    496            496
                                                                                                                        -----------
Comprehensive income...........................            --           --           --           --              --          8,962
                                                  ------------ ------------ ------------ ------------    ------------   ------------
Balances at February 1, 2003...................        13,903          139      166,390      (11,441)            496        155,584
Issuance of restricted stock...................           200            2          848           --              --            850
Issuance of warrants...........................            --           --        1,949           --              --          1,949
Net income for Fiscal 2003.....................            --           --           --        7,140              --          7,140
Forward Contracts..............................            --           --           --           --             269            269
                                                                                                                        -----------
Comprehensive income...........................            --           --           --           --              --          7,409
                                                  ------------ ------------ ------------ ------------    ------------   ------------
Balances at January 31, 2004...................        14,103       $  141   $  169,187   $   (4,301)       $    765     $  165,792
                                                  ============ ============ ============ ============    ============   ============


           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               FISCAL YEAR ENDED
                                                                              -----------------------------------------------------
                                                                                 JANUARY 31,        FEBRUARY 1,         FEBRUARY 2,
                                                                                    2004              2003                 2002
                                                                              -------------        -------------      -------------
                                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................          $      7,140         $      8,466       $    (15,171)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization....................................                15,844               12,020             19,994
   Write-off of fixed assets........................................                   200                   --                 --
   Write-off of unamortized bank fees...............................                   364                  641                 --
   Deferred compensation............................................                   425                   --                 --
   Deferred rent....................................................                 2,954                2,184              2,667
Decrease (increase) in:
   Receivables......................................................                (3,695)               1,732              1,042
   Inventories......................................................                   717               (9,803)             8,783
   Other current assets.............................................                  (465)                (778)               795
   Long-term assets.................................................                (1,953)                  --                 (4)
(Decrease) increase in:
   Accounts payable and accrued expenses............................                 3,741                 (321)            (4,095)
                                                                              -------------        -------------      -------------
        Net cash provided by operating activities...................                25,272               14,141             14,011
                                                                              -------------        -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions...............................................                (9,036)             (11,082)           (11,982)
Contributions from landlords........................................                    --                   --                613
Restricted cash.....................................................                    --                  200                 --
                                                                              -------------        -------------      -------------
        Net cash used in investing activities.......................                (9,036)             (10,882)           (11,369)
                                                                              -------------        -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt..................................................               398,270              439,691            397,613
Repayments of debt..................................................              (416,325)            (445,216)          (406,264)
Proceeds from senior notes issuance.................................                90,100                   --                 --
Repayment of long-term debt.........................................               (58,064)                  --                 --
Repayment of deferred rent obligations..............................               (15,000)                  --                 --
Loan origination fees...............................................                (6,762)              (1,458)              (525)
                                                                              -------------        -------------      -------------
        Net cash used in financing activities.......................                (7,781)              (6,983)            (9,176)
                                                                              -------------        -------------      -------------

Net increase (decrease) in cash and cash equivalents................                 8,455               (3,724)            (6,534)
Cash and cash equivalents-- beginning of year.......................                 7,111               10,835             17,369
                                                                              -------------        -------------      -------------
Cash and cash equivalents-- end of year.............................          $     15,566         $      7,111       $     10,835
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

     (B)  FISCAL YEARS

           References in these financial statements to "2003", "2002" and "2001" are for the 52 weeks ended January 31, 2004, February 1, 2003, and February 2, 2002, respectively.

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

           Finance charge income recorded in Fiscal 2003, 2002 and 2001 approximated $4,541,000, $4,608,000 and $4,661,000, respectively, and is included in other income-net in the statement of operations. The costs of administering the Company's private label credit card program are included in selling, general and administrative expenses. Prior to any allocation of "in-store" costs related to the Company's private label credit card program or any allocation of corporate overhead expenses, these costs approximated $3,651,000, $3,247,000, and $4,005,000 for the years ended January 31, 2004,
February 1, 2003, and February 2, 2002, respectively.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

     (E)  INVENTORIES

           Merchandise inventories, consisting primarily of finished goods, are stated at the lower of FIFO (first-in, first-out) cost or market, as determined by the retail inventory method. Merchandise is purchased from many different vendors based throughout the world. Most of the Company's relationships with its vendors are not subject to contractual arrangements. In the fiscal year ended January 31, 2004, our ten top designers (including all brands owned by such designers) accounted for approximately 27% of our total sales, and our two top designers (including all brands owned by such designers) accounted for approximately 10% and 4%, respectively, of our total sales. If one or more of the Company's top designers were to cease providing the Company with adequate supplies of merchandise, the Company's business might, in the short term, be adversely affected. However, management believes that alternative supply sources exist to fulfill the Company's requirements in the event of a disruption.

     (F)  FIXED ASSETS

           Pursuant to American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), property and equipment were restated at approximate fair market value at January 30, 1999 in connection with the Company's emergence from bankruptcy. Fixed assets acquired after January 30, 1999 are recorded at cost. Depreciation is computed using the straight-line method. Fully depreciated assets are written off against accumulated depreciation. Furniture, fixtures and equipment are depreciated over their useful lives. Leasehold improvements are amortized over the shorter of the useful life or the lease term. The Company expenses normal repairs and maintenance costs as incurred.

     (G)  EXCESS REORGANIZATION VALUE

           Excess reorganization value represents the adjustment of the Company's balance sheet for reorganization value in excess of amounts allocable to identifiable assets. In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, including excess reorganization value. Among other things, SFAS No. 142 requires that goodwill no longer be amortized, but rather be tested annually for impairment. This statement was effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 142, in the fiscal year ended January 31, 2004, we completed the required testing for impairment of our excess reorganization value. Based upon our testing, we concluded that the fair value of the enterprise exceeded its book value. Accordingly, we did not need to perform the second step of the test, which measures the amount of the impairment. For the fiscal years ended January 31, 2004 and February 1, 2003, we did not record an impairment loss related to excess reorganization value. However, our excess reorganization value was reduced by approximately $538,000 and $1.7 million during the fiscal years ended January 31, 2004 and February 1, 2003, respectively, due to a reversal of a tax reserve resulting from the resolution of tax contingencies existing at the time of our emergence from bankruptcy in January 1999.

           During the fiscal year ended February 2, 2002 (and prior fiscal years), when SFAS No. 142 was not in effect, the Company amortized excess reorganization value over a twenty-year period. If excess reorganization value had not been amortized during the fiscal year ended February 2, 2002 the Company's adjusted net (loss) income and basic and diluted (loss) income per share would have been as follows:

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                                                                   FISCAL YEAR ENDED
                                                                    FEBRUARY 2, 2002
                                                             -------------------------------
                                                                               BASIC AND
                                                                              DILUTED (LOSS)
                                                               NET (LOSS)     INCOME PER
                                                                 INCOME         SHARE
                                                             ------------     ----------
      (dollars in thousands, except per share data)
      As Reported........................................... $   (15,171)     $   (1.09)
      Amortization of Excess Reorganization Value...........       8,791           0.63
                                                             ------------     ----------
      As Adjusted........................................... $    (6,380)     $   (0.46)
                                                             ============     ==========


     (H)  EARNINGS PER COMMON SHARE ("EPS")

           Basic EPS is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted EPS reflects the incremental increase in common shares outstanding assuming the exercise of stock options and warrants that would have had a dilutive effect on earnings per common share. Options and warrants to acquire an aggregate of 1,762,234, 1,627,234 and 1,734,634 shares of common stock (issued pursuant to the Company's stock option plans and other previously outstanding options and warrants, all of which are discussed in Notes 8(b), 8(c) and 9(b)) were not included in the computation of diluted EPS for Fiscal 2003, 2002 and 2001, respectively, as including them would have been anti-dilutive. Net income (loss) attributed to common stockholders is not materially affected by the 1% dividend on the 5,000 issued and outstanding shares of preferred stock.

                The following is an analysis of the differences in the share computation used for basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                                              FISCAL YEAR ENDED
                                                               JANUARY 31, 2004
                                                               ----------------
                                                                (in thousands)
   Weighted average common shares outstanding................        14,103
   Effect of dilutive securities:
      Warrants...............................................           301
                                                                    -------
   Weighted average common shares outstanding
      and common share equivalents...........................        14,404
                                                                    =======

           Pro-forma disclosures, as required by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", are computed as if the Company recorded compensation expense based on the fair value for stock-based awards or grants. The following pro-forma information includes the effects of the options discussed in Note 9(b).

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES


                                                                                 FISCAL 2003    FISCAL 2002   FISCAL 2001
                                                                                 ------------   -----------   -----------
                                                                                       (dollars in thousands, except
                                                                                             per share data)
   Net income (loss)-as reported..............................................   $   7,140      $   8,466     $ (15,171)
   Deduct: Stock-based employee compensation  expense
           determined under fair value method, net
            of related tax effects............................................       1,098          1,410         1,596
                                                                                 ----------     ----------    ----------
   Pro-forma net income (loss)................................................   $   6,042      $   7,056     $ (16,767)
                                                                                 ==========     ==========    ==========
   Net income (loss) per share:
   Basic-- as reported........................................................   $    0.51      $    0.61     $   (1.09)
   Diluted-- as reported......................................................        0.50           0.61         (1.09)
   Basic -- pro-forma.........................................................        0.43           0.51         (1.21)
   Diluted-- pro-forma........................................................        0.42           0.51         (1.21)


     (I)  IMPAIRMENT OF ASSETS

           The Company records impairment losses on long-lived assets (including excess reorganization value) when events and circumstances indicate that the assets might be impaired. For purposes of evaluating the recoverability of long-lived assets (including excess reorganization value through February 2, 2002), the recoverability test is performed using undiscounted net cash flows of the individual stores and consolidated undiscounted net cash flows for long-lived assets, not identifiable to individual stores. An impairment loss recognized will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. If quoted market prices are not available, the estimate of fair value will be based on the best information available under the circumstances, such as prices for similar assets or the present value of estimated expected future cash flows. Subsequent to February 2, 2002, the Company determines any impairment in excess reorganization value in accordance with SFAS No. 142 as discussed in Note 2(g).

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

           The Company in the normal course of business periodically enters into foreign exchange forward contracts and option contracts to reduce the risk associated with currency movements related to committed inventory purchases denominated in foreign currency. The Company does not enter into these contracts for the purpose of trading or speculation.

           For the fiscal year ended February 2, 2002, the Company did not designate the forward foreign currency contracts that it entered into as hedges of the anticipated purchases, and therefore, unrealized gains and losses were recognized currently in earnings. Accordingly, in connection with these forward foreign currency contracts outstanding at February 2, 2002, the Company recognized a loss of approximately $300,000 which was included in cost of sales in the Statement of Operations and as a reduction to inventory as of February 2, 2002. For the fiscal years ended January 31, 2004 and February 1, 2003, the Company designated its forward foreign currency contracts as cash flow hedges.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           At January 31, 2004 and February 1, 2003, $765,000 and $496,000,
respectively, were recorded by the Company in other comprehensive income in the Statement of Changes in Stockholders' Equity with corresponding increases to other current assets, to recognize at fair value the forward foreign currency contracts that were designated as cash flow hedging instruments in accordance with SFAS No. 133. No components of the contracts were excluded in the measurement of the related hedge effectiveness. Additionally, no gains or losses related to the ineffectiveness of cash flow hedges were recognized in earnings during fiscal 2003 and 2002. The Company expects to reclassify all of the unrealized gain from other comprehensive income into earnings within the next eight month period due to the actual usage of foreign exchange contracts to purchase merchandise and the Company's ultimate sale of that merchandise.

           Cost of sales includes a $653,000 and $53,000 loss in the fiscal years ended January 31, 2004 and February 1, 2003, respectively, and income of approximately $970,000 for the fiscal year ended February 2, 2002, related to the settlement of foreign denominated inventory purchases.

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

           At January 31, 2004 and February 1, 2003, the notional amount and estimated fair value, utilizing quotes from external sources, of the Company's outstanding forward foreign currency contracts is detailed below:

                                                      JANUARY 31, 2004                               FEBRUARY 1, 2003
                                        --------------------------------------------   -------------------------------------------
FOREIGN CURRENCY                          NOTIONAL AMOUNT      ESTIMATED FAIR VALUE      NOTIONAL AMOUNT      ESTIMATED FAIR VALUE
----------------                        -------------------  -----------------------   -------------------  ----------------------
Euro................................         18,095,000              18,704,000               8,506,000              9,100,000
British Pound.......................            165,000                 170,000                 160,000                153,000



           At January 31, 2004, the Company's forward exchange contracts have maturity dates through November 2004.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

     (K)  REVENUE RECOGNITION

           Sales, recognized at the point of sale, consist of sales of merchandise, net of returns. Net sales in the Statement of Operations include an estimate for merchandise returns, where a right of return exists, in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists."

           In accordance with the licensing arrangements discussed in Note 7, the Company's minimum royalty revenue is recognized monthly as the license fee accrues. Any royalties above the minimum are recognized as earned.


     (L)  ADVERTISING EXPENSES

           The Company expenses advertising costs upon first showing. Advertising expenses were approximately $8,332,000, $7,120,000, and $6,647,000 in Fiscal 2003, 2002, and 2001, respectively.

           In 2002, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF 02-16 addresses the accounting by a reseller for consideration received from a vendor. A consensus was reached that cash consideration is presumed to be a reduction in the price of a vendor's product that should be recognized as a reduction of cost of sales. However, this presumption can be overcome when the consideration received is for the reimbursement of specific, identifiable and incremental costs of the reseller. In that event, the consideration, subject to a threshold, is recognized as a reduction in selling, general and administrative expenses. The provisions of EITF 02-16 were effective for all new arrangements, or modifications to existing arrangements, entered into after December 31, 2002.

           For the fiscal year ended January 31, 2004, the implementation of EITF 02-16 had the effect of increasing advertising expenses by approximately $1.3 million and decreasing cost of sales by a like amount. Had EITF 02-16 been in effect for the fiscal year ended February 1, 2003, selling, general and administrative expenses would have increased by approximately $600,000 and cost of sales would have decreased by a like amount.

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

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

     (O)  SHIPPING AND HANDLING COSTS


         Shipping and handling costs of the Company are included in selling, general and administrative expenses. These costs amounted to $1,583,000, $1,332,000 and $1,243,000 for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002, respectively.

     (P)  INCOME STATEMENT EXPENSE CLASSIFICATION


          Cost of sales includes the cost of merchandise sold as well as costs associated with the purchase of the merchandise primarily including inbound freight and duty costs, buying agent costs, foreign exchange gains and losses on settlement of foreign denominated purchases, sample costs and label costs. All other expenses, except depreciation and amortization, interest and income taxes, but including internal transfer costs and warehousing and distribution expenses, are included in selling, general and administrative expenses, because the predominant costs associated with these expenses, most notably occupancy costs and personnel costs, are general and administrative in nature. Based on these classifications, the Company's gross margins may not be comparable to those of other entities, since some entities include the costs related to their distribution network and retail store rent expenses in cost of sales, whereas others, like the Company, exclude these costs from gross margin, including them instead in selling, general and administrative expenses. Expenses related to the Company's distribution network which primarily include personnel, occupancy and transportation costs were $5,928,000, $5,770,000, and $5,686,000 in Fiscal 2003,
2002, and 2001, respectively.

     (Q)  VENDOR ALLOWANCES


           The Company receives allowances from its vendors through a variety of programs and arrangements, primarily including co-operative advertising, markdown reimbursement programs, salary expense reimbursement programs and promotional event reimbursement programs. Allowances received from vendors included in selling, general and administrative expenses, which are netted against the related expense were, $8,916,000, $8,826,000, and $8,164,000 in Fiscal 2003, 2002, and 2001, respectively. Markdown reimbursements are credited against cost of sales in the period in which the related markdowns are taken.

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

     (R)  FAIR VALUE OF FINANCIAL INSTRUMENTS

           Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" ("SFAS No. 107"), the Company has estimated the fair value of its financial instruments using the following methods and assumptions: the carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value because of their short-term nature.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           The fair value of the Company's long-term debt is estimated based on quoted market prices for the same issue. The fair value was $106,000,000 at January 31, 2004 and the related carrying amount, net of discount, was $90,536,000.

     (S)  NEW ACCOUNTING PRONOUNCEMENTS

           In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's"), an interpretation of Accounting Research Bulletin No. 51" ("Interpretation No. 46"). In December 2003, the FASB issued a revision to Interpretation No. 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Interpretation No. 46 was effective immediately for VIE's created after January 31, 2003. The provisions of Interpretation No. 46, as revised, are required to be applied by the Company no later than the end of the Company's first quarter ending May 1, 2004. The Company is currently evaluating the requirements and impact of Interpretation No. 46, however, at the present time, the Company does not believe there are any additional entities that will require disclosure or consolidation as a result of the provisions of Interpretation No. 46.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 149 had no impact on our results of operations or our financial position.

           In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 in the third quarter ended November 1, 2003. The adoption of SFAS No. 150 did not have any effect on the Company's consolidated financial statements.


3.   FIXED ASSETS

           Fixed assets consist of the following:

                                                                                    JANUARY 31,      FEBRUARY 1,    USEFUL LIFE
                                                                                        2004            2003         (IN YEARS)
                                                                                  --------------  --------------  -------------
                                                                                                 ($ IN THOUSANDS)
Furniture, fixtures and equipment..............................................    $      43,254   $      39,470       3 to 7
Leasehold improvements.........................................................           53,269          48,283       2 to 14
                                                                                   --------------  --------------
Total..........................................................................           96,523          87,753
Accumulated depreciation and amortization......................................          (48,754)        (37,290)
                                                                                   --------------  --------------
Net fixed assets...............................................................    $      47,769   $      50,463
                                                                                   ==============  ==============


                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

4.   DEBT

     (A)  REVOLVING CREDIT FACILITY

           On July 15, 2002, the Company entered into a $105,000,000 million credit facility led by General Electric Capital Corporation, as Administrative Agent (the "GE Facility"), which replaced the Company's prior credit facility. The GE Facility provided a $97,000,000 revolving loan commitment with a $40,000,000 sub-limit for the issuance of letters of credit and an $8,000,000 term loan commitment. Proceeds from the GE Facility were used to repay in full all amounts outstanding under a prior revolving credit facility and are being used for working capital, capital expenditures and general corporate purposes. On April 1, 2003, contemporaneously with the senior notes issuance discussed below, the Company repaid the term loan outstanding under the GE Facility and entered into a restated credit facility. The restated credit facility provides for a $70.0 million revolving credit facility pursuant to which the Company may borrow up to $66.0 million, with a $40.0 million sub-limit for the issuance of letters of credit, subject to a borrowing base test. With the consent of the required lenders under the restated credit facility, the maximum borrowing amount may be increased to up to $70.0 million. The restated credit facility matures on July 15, 2006.

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

           Availability under the restated credit facility is calculated as a percentage of eligible inventory and receivables, including finished inventory covered by undrawn documentary letters of credit and Barneys private label credit card receivables, less certain reserves. At January 31, 2004 we had approximately $40.9 million of availability under this facililty.

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

           Average borrowings under the respective credit facilities for the fiscal year ended January 31, 2004 and the fiscal year ended February 1, 2003 were $8.2 million and $30.7 million, respectively. The effective interest rate on this portion of the Company's outstanding debt for the fiscal year ended February 1, 2003 was 10.52%.

           In connection with the origination of the GE Facility, and the restatement of that facility on April 1, 2003, the Company incurred fees of approximately $1,500,000 and $400,000, respectively. Such fees are being amortized over the life of the GE Facility as interest and financing costs. In addition, and in connection with the restatement of the GE Facility, the Company wrote off approximately $364,000 in deferred financing costs relating to the credit facility. The unamortized portion of the remaining fees is included in Other Assets. The unamortized fees of approximately $641,000, associated with the prior revolving credit facility which was replaced by the GE Facility, were written off in Fiscal 2002 and are included in Interest expense.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           The restated credit facility contains financial covenants relating to net worth, earnings (specifically, earnings before interest, taxes, depreciation and amortization ("EBITDA")), capital expenditures and minimum excess borrowing base availability as outlined below. With the exception of the capital expenditures covenant, which is measured on an annual basis, and the minimum excess borrowing base availability covenant, with which we must be in compliance at all times, the covenants discussed herein are required to be measured on a quarterly basis.

           Minimum consolidated net worth. As of the last day of every fiscal quarter, starting with the first fiscal quarter of 2002, consolidated net worth shall not be less than certain minimum amounts. The minimum amount is $136.0 million for the fiscal year ended January 31, 2004; $147.0 million at the end of the fiscal year ending January 29, 2005; and $147.0 million at the end of the fiscal year ending January 28, 2006.

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

           Capital expenditures. Our total capital expenditures for the fiscal year ended January 31, 2004 and for fiscal years ending thereafter, were limited to $10.0 million per fiscal year, subject to increase if certain conditions are met.

           Minimum excess borrowing base availability. We are required to maintain minimum excess borrowing base availability of $8.0 million at all times.

           At January 31, 2004, there were no loans outstanding under the restated credit facility. As of February 1, 2003, inclusive of current amounts due, the Company had approximately $18.1 million of loans outstanding under its GE Facility, consisting of approximately $10.5 million of borrowings under the revolving portion of the facility and $7.6 million in term loan borrowings. In addition, at January 31, 2004 and February 1, 2003, $10,492,000 and $17,982,000,
respectively, was committed under unexpired letters of credit. Additionally, as collateral for performance on certain leases and as credit guarantees, Barney's, Inc. is contingently liable under standby letters of credit under the restated credit facility in the amount of approximately $11,713,000.

           Management believes that it will be in compliance with the financial covenants contained in the restated credit facility for the fiscal year ending January 29, 2005. However, any material deviations from the Company's forecasts could require the Company to seek waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.

     (B)  $106,000,000 SENIOR NOTES

          On April 1, 2003, the Company completed an offering of 106,000 units at a price of $850 per unit, for gross proceeds of $90.1 million. Each unit consisted of $1,000 principal amount at maturity of 9.000% senior secured notes due April 1, 2008 of Barney's, Inc. and one warrant to purchase 3.412 shares of common stock of Holdings at an exercise price of $0.01 per share. $106.0 million aggregate principal amount at maturity of notes were issued, together with an aggregate of 106,000 warrants to acquire an aggregate of 361,672 shares of the common stock of Holdings. The warrants expire on April 1, 2008. Approximately $1.9 million of the proceeds from the offering was allocated to the warrants and

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES
the remainder of the proceeds was allocated to the notes. The total debt discount of $17.8 million is being amortized over the life of the notes. Interest is payable semi-annually on April 1 and October 1 commencing on October 1, 2003. In September 2003, the Company completed an exchange offer pursuant to which the holders of the notes exchanged them for freely tradable notes with substantially identical terms.

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

           Net proceeds to the Company were approximately $81.7 million after deducting commissions, financial advisory fees and expenses (collectively referred to as the "Offering Fees") of the offering. The Offering Fees of approximately $8.4 million have been deferred and are included in other assets. Such amount is being amortized to interest expense over the term of the notes. The net proceeds were used to repay the $22,500,000 subordinated note; the equipment notes; the term loan and a portion of the revolver loans outstanding under the GE Facility; and a substantial portion of the Company's deferred rent obligations pursuant to its flagship leases. The prepayment of the $22.5 million subordinated note and the equipment notes aggregated approximately $58.1 million and resulted in a gain on early extinguishments of debt of approximately $200,000.

     (C)  REPAID DEBT

           The following notes had original scheduled maturity dates of January 28, 2004. On April 1, 2003, a portion of the net proceeds from the senior note issuance discussed above were used to repay these notes. Therefore, at February 1, 2003 in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", these obligations were recorded as long-term liabilities in the consolidated balance sheet at February 1, 2003.

               (i)  $22,500,000 SUBORDINATED NOTE

           This note bore interest at the stated rate of 10% per annum. After amortization of the debt discount, this note was recorded at $22,112,000 at February 1, 2003.

               (ii) EQUIPMENT NOTES

           These promissory notes, totaling $35,789,000, bore interest at the stated rate of 11 1/2% per annum. The estimated fair value of the equipment notes approximated face value as estimated by an investment banking firm utilizing discounted cash flows and comparable company methodology.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

          (D)  OTHER

           During Fiscal 2003, 2002 and 2001, the Company paid interest of approximately $9,879,000, $9,447,000 and $9,835,000, respectively.

           The terms of the indenture governing Barney's, Inc.'s $106,000,000 Senior Notes and our restated credit facility restrict the ability of Barney's, Inc. to make distributions to Holdings and, consequently, restrict the ability of Holdings to pay dividends on shares of Holdings common stock. In addition, the guarantee by Holdings of the restated credit facility prohibits Holdings from declaring dividends on shares of its capital stock, with the exception of dividends payable to holders of shares of Holdings preferred stock. Holdings has no present intention to declare dividends on shares of its common stock.

5.   COMMITMENTS AND CONTINGENCIES

          (A)  LEASES

           The Company leases real property and equipment under agreements that expire at various dates. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses. In addition, certain real estate leases provide for escalation rentals based upon inflation or increases in the lessor's costs or provide for additional rent contingent upon the Company increasing its sales. In accordance with SFAS No. 13 "Accounting for Leases," the Company accounts for the rental payments due under its operating leases on a straight-line basis, and records an annual rent expense for each lease by dividing the total rent payments due during the term of the lease by the number of years in the term of the respective lease. Accordingly, the difference between the cash rent expense and the straight line rent expense is included in other long-term liabilities on the balance sheet.

           At January 31, 2004, total minimum rent payments at contractual rates are as follows for the respective fiscal years:

                                                                  ($ IN 000'S)
                                                                -------------
         2004.................................................  $      27,700
         2005.................................................         27,177
         2006.................................................         25,165
         2007.................................................         24,234
         2008.................................................         23,097
         Thereafter...........................................        312,794
                                                                -------------
         Total minimum rent payments..........................  $     440,167
                                                                =============


           Total rent expense in Fiscal 2003, 2002, and 2001, was $33,978,000, $32,621,000, and $31,701,000, respectively, which included percentage rent of $0, $60,000, and $37,000, in each of the respective periods.

          (B)  LITIGATION

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

           Significant components of the provision for income taxes attributable to continuing operations, as well as taxes paid, are as follows:

                                                                       FISCAL 2003        FISCAL 2002       FISCAL 2001
                                                                    -------------      -------------       -------------
Current
Federal............................................................ $          --      $          --       $          --
State, local and franchise.........................................       600,000            600,000             439,000
Foreign............................................................        75,000                 --                  --
                                                                    -------------      -------------       -------------
Total Current...................................................... $     675,000      $     600,000       $     439,000
                                                                    =============      =============       =============

Taxes Paid......................................................... $     627,000      $     538,000       $     359,000
                                                                    =============      =============       =============


           The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory tax rates to income tax expense is:

                                                                         FISCAL 2003    FISCAL 2002     FISCAL 2001
                                                                         -----------    -----------     -----------
U.S. Statutory Rate................................................          35.0%          35.0%           35.0%
State Taxes........................................................           7.0           11.0             2.0
Foreign Taxes......................................................           1.0             --              --
Other..............................................................           1.0           (1.0)            3.0
Valuation Allowance................................................         (32.0)         (38.0)          (43.0)
                                                                           -------        -------         --------
Effective Tax Rate.................................................          12.0%           7.0%           (3.0)%
                                                                           =======        =======         ========


                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows ($ in thousands):

                                                                                        JANUARY 31,     FEBRUARY 1,
                                                                                            2004           2003
                                                                                       ------------    ------------
    Deferred tax assets:
       Inventory................................................................       $        57     $       323
       Provision for doubtful accounts..........................................               241             299
       Tax credit and loss carryforward.........................................            10,948          11,293
       Other....................................................................             2,654           1,925
                                                                                       ------------    ------------
       Gross deferred tax assets................................................            13,900          13,840
       Less: Valuation allowance................................................            (2,779)         (5,684)
                                                                                       ------------    ------------
    Deferred tax assets.........................................................            11,121           8,156
    Deferred tax liabilities:
       Depreciation & amortization..............................................            11,052           8,087
                                                                                       ------------    ------------
       Net deferred tax asset...................................................       $        69     $        69
                                                                                       ============    ============

    Included in:
       Current assets...........................................................       $     2,362     $     1,501
       Other long-term liabilities..............................................            (2,293)         (1,432)
                                                                                       ------------    ------------
       Net deferred tax asset...................................................       $        69     $        69
                                                                                       ============    ============


           At January 31, 2004, the Company had net operating loss carryforwards of $27,200,000 for regular tax purposes, which begin to expire in 2020 and future tax years. The AMT credit carryforward of $69,000 can be carried forward indefinitely.

7.   RELATED PARTY TRANSACTIONS

     LICENSING ARRANGEMENTS

           BNY Licensing, a wholly-owned subsidiary of Barneys, is party to licensing arrangements pursuant to which (i) two retail stores are operated in Japan and a single in-store department is operated in Singapore under the name "BARNEYS NEW YORK", each by Barneys Japan Company ("Barneys Japan"), an affiliate of Isetan of America, Inc., ("Isetan"), and (ii) Barneys Asia Co. LLC, which is 70% owned by BNY Licensing and 30% owned by an affiliate of Isetan, has the exclusive right to sublicense the BARNEYS NEW YORK trademark throughout Asia (excluding Japan).

           Pursuant to the trademark license agreement between BNY Licensing and Barneys Japan, a royalty-bearing, exclusive right and license to operate retail store locations in Japan and a royalty-bearing, non-exclusive right and license to operate a department within a retail store in Singapore, under the trademark and trade names "BARNEYS NEW YORK" (the "Trademark License Agreement") has been granted to Barneys Japan. In addition, Barneys Japan has been granted a license to make, sell and distribute certain products bearing the trademark "BARNEYS NEW YORK" and to use "BARNEYS NEW YORK" as part of its corporate name. The Trademark License Agreement expires on December 31, 2015; however, Barneys Japan may renew the agreement for up to three additional ten year terms provided certain conditions are met. Under the terms of the agreement, Barneys Japan pays BNY Licensing or its assignee a minimum royalty of 2.50% of a minimum net sales figure set forth in the agreement (the "Minimum Royalty") and an additional royalty of 2.50% of net sales in excess of the minimum net sales and sales generated from the expansion of Barneys Japan store base (beyond three stores) and business methods. In accordance with a prior arrangement, Isetan was given an absolute assignment of 90% of the annual minimum royalties. As a result, the Company only receives royalty payments equal to 10% of the annual minimum royalties as set forth in the licensing agreement.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

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

           Pursuant to the terms of the trademark license agreement between BNY Licensing and an affiliate of Isetan, the Company's 10% portion of the annual minimum royalty over the remaining initial term of this agreement ranges from 47,700,000 to 61,195,106 Japanese Yen ($450,900 to $578,400 at the January 31,
2004 conversion rate of 105.8 Japanese yen to one United States dollar) a year. The minimum royalty revenue is recognized monthly as the license fee accrues. Any royalties above the minimum will be recognized as earned. Minimum royalty income included in other income, net is approximately $356,000, $318,000 and $326,000 for Fiscal 2003, 2002, and 2001, respectively.

           By a first amendment to the above license agreement dated as of February 5, 2003, the affiliate of Isetan agreed to pay the Company the sum of $750,000 in each of February 2003 and February 2004 in consideration of the Company's consent to certain matters relating to the establishment by the affiliate of Isetan of an additional Barneys New York store in Japan. The Company received each payment as due.

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

     (B)  PREFERRED STOCK

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

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

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

           The shares of preferred stock will not be redeemable prior to January 28, 2005. On or after January 28, 2005, the preferred stock will be redeemable at the option of Holdings for cash, in whole or in part, at an aggregate redemption price equal to the Liquidation Preference, plus any accrued and unpaid dividends thereon. In addition, Holdings will be required to redeem the preferred stock in whole on January 28, 2009 at an aggregate redemption price equal to the Liquidation Preference, plus any accrued and unpaid dividends thereon.

           The shares of preferred stock are convertible, in whole or in part, at the option of the holders thereof, into 162,500 shares of Holdings common stock. Any accrued and unpaid dividends on the preferred stock will be cancelled upon conversion. Conversion rights will be adjusted to provide antidilution protection for stock splits, stock combinations, mergers or other capital reorganization of Holdings. In addition, upon a sale of Holdings, Holdings' right to redeem the preferred stock will be accelerated. The preferred stock has one vote per share and votes together with the Holdings common stock on all matters other than the election of directors.

     (C)  RESTRICTED STOCK

           Pursuant to an amendment to his employment agreement dated January 10, 2003, Holdings agreed to make a restricted stock award on February 2, 2003 of 200,000 shares of Holdings common stock to Howard Socol, the Company's Chairman, President and Chief Executive Officer. The fair value of the restricted shares was $850,000 based on the $4.25 trading price of Holdings common stock on the award date. Pursuant to the restricted stock award agreement between Holdings and Mr. Socol, until the shares vest, the shares will be held in escrow and Mr. Socol may not transfer the shares. In addition, until the shares vest, the shares are subject to a right of repurchase by Holdings upon Mr. Socol's resignation without good reason or termination by Holdings for cause. 100,000 of the shares vested on January 31, 2004 and the other 100,000 shares will vest on January 31, 2005, provided that Mr. Socol does not terminate his employment before that date. The agreement also contains an accelerated vesting provision upon the occurrence of certain events.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

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

     (B)  STOCK OPTIONS

           The Company has a stock option plan that provides for the granting of stock options to officers and key employees for purchase of Holdings' common shares. This plan is administered by the compensation committee of the Board of Directors, whose members are not eligible for grants under this plan. These options expire seven years from the date of grant and vest 20% on the date of grant, with the remainder vesting ratably over the next four years. The option price is determined by the compensation committee, but cannot be less than 100% of the fair market value of the stock (as defined) at the date the option is granted. As of January 31, 2004, there were 257,766 shares available for future grant under this option plan.

           In Fiscal 2000, pursuant to his employment agreement with the Company, Howard Socol, Chairman, President and Chief Executive Officer, was granted 792,234 options from this plan to purchase an equivalent number of shares of Holdings common stock. Pursuant to an amendment to his employment agreement in Fiscal 2002, Holdings has guaranteed that, as of the date of the first change of control of Holdings, the aggregate amount of compensation derived from all stock options (previously or thereafter) granted to Mr. Socol (and the value of any shares of Holdings common stock acquired upon exercise of such stock options) will be at least $5.0 million. If Holdings achieves certain financial targets, the guarantee will increase to as much as $10.0 million. Following the change of control, Holdings will pay Mr. Socol in cash any shortfall between the aggregate value of all stock options granted to him and the guaranteed amount.

           In addition to the above stock option plan, in Fiscal 1999, the Company adopted a stock option plan that provides for the granting of non-qualified stock options to non-employee members of the Company's Board of Directors. Each Eligible Director (as defined in the option plan) is granted an option to purchase 5,000 shares of Holdings common stock upon his or her initial appointment to the Board of Directors, exercisable at the fair market value of Holdings common stock at the date of grant. These options expire ten years from the date of grant and vest 50% on the date of grant, with the remainder on the first anniversary thereof. At the discretion of the Board of Directors, additional options may be granted to Eligible Directors on the date of the annual stockholders' meeting that takes place after the initial grant. As of January 31, 2004, 30,000 shares were available for future grants pursuant to this option plan.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

           Following is a summary of the stock option plan activity for each of the respective years:

                                                                                     WEIGHTED AVERAGE
                                                                        SHARES        EXERCISE PRICE
                                                                   --------------     ---------------
    Outstanding at February 3, 2001...........................         1,292,234       $   9.81
    Granted...................................................           489,000           9.62
    Canceled..................................................           (46,600)         10.04
                                                                    -------------
    Outstanding at February 2, 2002...........................         1,734,634           9.75
    Granted...................................................                --             --
    Canceled..................................................          (107,400)          9.89
                                                                    -------------
    Outstanding at February 1, 2003...........................         1,627,234           9.74
    Granted...................................................           135,000          10.00
    Canceled..................................................                --             --
                                                                    -------------
    Outstanding at January 31, 2004...........................         1,762,234           9.76
                                                                    =============

           At January 31, 2004, the outstanding options have a weighted average remaining contractual life of 5.9 years, with exercise prices ranging from $8.68 -- $10.25.

           Options exercisable at:
                                                               WEIGHTED AVERAGE
                                                  SHARES        EXERCISE PRICE
                                              ------------     ----------------
    February 2, 2002.....................        599,359       $   9.74
    February 1, 2003.....................        972,318           9.77
    January 31, 2004.....................      1,483,434           9.72

           There were no options granted during Fiscal 2002. The weighted average fair value of options granted during Fiscal 2001 and 2003 estimated on the date of grant using the Black Scholes option-pricing model was $2.88 and $3.77, respectively. The fair values were estimated on the date of grant using the following weighted average assumptions: risk-free interest rate range of 3.60% to 6.66% depending on grant date; dividend yield of 0%; a weighted average expected life ranging from five to 10 years; and expected volatility ranging from 37.3% to 41.5%.

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

          (C)  UNION PLAN

           Pursuant to agreements with unions, the Company is required to make periodic pension contributions to union-sponsored multiemployer plans which provide for defined benefits for all union members employed by the Company. Union pension expense aggregated $723,000, $753,000 and $771,000 in Fiscal 2003, 2002 and 2001, respectively. The Company, at present, has no intentions of withdrawing from this plan.

          (D)  401(K) AND MONEY PURCHASE PLAN

           Through December 2001, the Company maintained both a 401(k) Savings Plan and a Money Purchase Plan. All employees of the Company, except for certain employees covered by specific collective bargaining agreements, were eligible to

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES
participate in both plans. Pursuant to the terms of the 401(k) Plan, eligible participating employees can elect to contribute between 1% and 13% of their annual compensation up to the annual dollar limits set by the Internal Revenue Service. The Company will match 50% of the first 6% of the participant's elective contributions resulting in a maximum of 3% of total compensation. Effective January 2002, the Company amended the 401(k) Plan and the Money Purchase Plan. Prior to the effective date of the amendments, contributions to the Money Purchase Plan were made 100% by the Company in an amount equal to 3% of a participant's eligible compensation for the year in question, subject to a specified cap. In addition, the 401(k) Plan included a profit sharing feature whereby the Company could make a discretionary contribution of up to 3% of a participant's eligible compensation. The determination of whether or not a contribution is made and, if so, the amount thereof, is determined by the Compensation Committee. Pursuant to the amendments, the following occurred: (1) further contributions to the Money Purchase Plan were eliminated commencing with contributions for the 2002 plan year, (2) the plans were consolidated with the new plan now called the Barney's, Inc. Retirement Savings Plan, (3) the adding of a non-discretionary contribution of 1.5% of a participant's eligible compensation for the year in question subject to a specified cap and (4) an increase in the maximum discretionary contribution from 3% to 4% of a participant's eligible compensation.

           The aggregate expense of these plans was $1,251,000, $1,560,000, and $1,695,000 in Fiscal 2003, 2002 and 2001, respectively.

10.  ACCRUED EXPENSES

                     Accrued expenses consist of the following:

                                                                                 JANUARY 31,       FEBRUARY 1,
                                                                                   2004              2003
                                                                                -----------------------------
                                                                                      ($ In thousands)
                Payroll and other employee benefit liabilities...............   $     8,774      $     9,608
                Customer liabilities.........................................        13,312           11,203
                Interest.....................................................         3,266            3,220
                Other........................................................         7,611            8,998
                                                                                -----------      -----------
                Accrued expenses.............................................   $    32,963      $    33,029
                                                                                ===========      ===========



11.  OTHER INCOME

                     Other income -- net includes the following at:

                                                                             JANUARY 31,       FEBRUARY 1,      FEBRUARY 2,
                                                                                2004              2003             2002
                -------------------------------------------------------     ------------   ----------------   -------------
                                                                                           ($ In thousands)
                Finance charge income.................................       $   4,541         $   4,608        $   4,661
                Income pursuant to license agreement..................           1,106               318              326
                Insurance recoveries..................................              --               523              926
                Reversal of Predecessor Company liabilities...........              --                --              913
                Sale of a trademark unrelated to business.............              --               400               --
                Other.................................................             225               478              131
                                                                             ---------         ---------        ---------
                Total.................................................       $   5,872         $   6,327        $   6,957
                                                                             =========         =========        =========


                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

12.  OTHER

           Mr. Socol became a member of the board of Liz Claiborne Inc. during fiscal 2003. During fiscal 2003, the Company purchased at retail approximately $3.7 million of products from Liz Claiborne Inc.

           Mr. Questrom, a member of the Board of Directors and former Chairman, President and Chief Executive Officer of the Company is also a member of the board of Polo Ralph Lauren Corporation. During Fiscal 2003, 2002, and 2001, the Company purchased at retail approximately $793,000, $1,245,000, and $1,558,000, respectively, of products from Polo Ralph Lauren Corporation.

           Bay Harbour and Whippoorwill, who collectively beneficially own approximately 79% of the outstanding shares of Holdings common stock, are parties to a Stockholders Agreement, dated as of November 13, 1998 (the "Stockholders Agreement"), which sets forth their agreement with respect to certain matters relating to the shares of Holdings common stock held by them. Pursuant to the Stockholders Agreement, each of Bay Harbour and Whippoorwill have agreed to (i) grant rights of first offer as well as tag along rights in the event of a transfer of shares, (ii) grant the right to participate in an acquisition of additional shares of Holdings common stock by one of them, and
(iii) give the other a right of first refusal to purchase shares of Holdings common stock which one of them has requested Holdings to register pursuant to the Registration Rights Agreement entered into on the effective date of the Company's plan of reorganization. In addition, Bay Harbour and Whippoorwill have agreed to take all actions necessary to elect three designees of each, one designee of Isetan (which right of Isetan has since expired), the chief executive officer of Holdings, and three independent directors, to the Board of Directors of Holdings. The Stockholders Agreement also generally prohibits each of Bay Harbour and Whippoorwill from voting the shares of Holdings common stock held by it in favor of amending Holdings' Certificate of Incorporation or Bylaws or a sale of the Company without the consent of the other.

           On the Effective Date, pursuant to the plan of reorganization, Messrs. Greenhaus and Strumwasser, who are principals and officers of Whippoorwill, and Messrs. Teitelbaum and Van Dyke, who are principals of Bay Harbour, and Mr. Halpern, became members of the board of directors of Holdings.

           Holdings guaranteed the obligations of Barney's, Inc. and its subsidiaries under the leases for the Company's flagship stores and the licensing arrangements (described in Note 7).

           Approximately 37% of the Company's employees are covered under collective bargaining agreements.

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

           On April 1, 2003, Barney's, Inc., a subsidiary of the Company, issued $106.0 million principal amount of its 9.000% senior secured notes due April 1, 2008. Barney's, Inc. and the guarantor subsidiaries are 100% owned by Holdings. These notes have been fully and unconditionally, jointly and severally guaranteed by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. Subject to certain exceptions, Barney's, Inc. is restricted in its ability to make funds available to Holdings. The following condensed consolidating financial information of the Company is being provided pursuant to Article 3-10(d) of Regulation S-X.

                                                                       FISCAL YEAR ENDED JANUARY 31, 2004
                                          ------------------------------------------------------------------------------------------
                                                         BARNEY'S,     GUARANTOR     NON-GUARANTOR                    CONSOLIDATED
                                            HOLDINGS       INC.       SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS       TOTAL
                                          ------------ ------------  ------------    ------------       ------------    ------------
                                                                                (In thousands)

Net sales.............................    $        --  $   357,758   $    51,719     $       --          $       --     $   409,477
Cost of sales.........................             --      192,421        29,075             --                  --         221,496
                                          ------------ ------------  ------------    ------------       ------------    ------------

   Gross profit.......................             --      165,337        22,644             --                  --         187,981
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense of $33,798)................            425      144,340        14,599             --                  --         159,364
 Depreciation and amortization........             --       10,786           745             --                  --          11,531
 Other income-- net...................             --       (5,872)           --             --                  --          (5,872)
                                          ------------ ------------  ------------    ------------       ------------    ------------

   Operating (loss) income............           (425)      16,083         7,300             --                  --          22,958
Equity in net income of
    subsidiary........................         (8,240)          --            --             --               8,240              --
Interest and financing costs,
 net of interest income...............             --       15,143            --             --                  --          15,143
                                          ------------ ------------  ------------    ------------       ------------    ------------
   Income before income taxes.........          7,815          940         7,300             --              (8,240)          7,815
Income taxes..........................            675           --            --             --                  --             675
                                          ------------ ------------  ------------    ------------       ------------    ------------
   Net income.........................    $     7,140  $       940   $     7,300     $       --         $    (8,240)     $    7,140
                                          ============ ============  ============    ============       ============    ============


                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                      FISCAL YEAR ENDED FEBRUARY 1, 2003
                                           ---------------------------------------------------------------------------------------
                                                          BARNEY'S,     GUARANTOR    NON-GUARANTOR                   CONSOLIDATED
                                             HOLDINGS       INC.       SUBSIDIARIES  SUBSIDIARIES     ELIMINATIONS       TOTAL
                                           ------------ ------------  ------------   ------------     ------------    ------------
                                                                                 (In thousands)


Net sales.............................     $        --  $   336,298   $    47,065    $        --       $       --     $   383,363
Cost of sales.........................              --      177,218        26,797             --               --         204,015
                                           ------------ ------------  ------------   ------------     ------------    ------------

   Gross profit.......................              --      159,080        20,268             --               --         179,348
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense of $32,421)................              --      139,850        14,963             --               --         154,813
 Depreciation and amortization........              --        9,233         1,527             --               --          10,760
 Other income-- net...................              --       (6,278)          (49)            --               --          (6,327)
                                           ------------ ------------  ------------   ------------     ------------    ------------

   Operating income...................              --       16,275         3,827             --               --          20,102
Equity in net income of
    subsidiary........................          (9,027)          --            --             --            9,027              --
Interest and financing costs,
 net of interest income...............             (39)      11,075            --             --               --          11,036
                                           ------------ ------------  ------------   ------------     ------------    ------------

   Income before income taxes.........           9,066        5,200         3,827             --           (9,027)          9,066
Income taxes..........................             600           --            --             --               --             600
                                           ------------ ------------  ------------   ------------     ------------    ------------
   Net income.........................     $     8,466  $     5,200   $     3,827    $        --      $    (9,027)    $     8,466
                                           ============ ============  ============   ============     ============    ============


                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                     FISCAL YEAR ENDED FEBRUARY 2, 2002
                                        ------------------------------------------------------------------------------------------
                                                         BARNEY'S,      GUARANTOR     NON-GUARANTOR                  CONSOLIDATED
                                          HOLDINGS         INC.       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                        ------------   ------------  ------------   ------------      ------------    ------------
                                                                                 (In thousands)

Net sales.......................        $        --    $   323,722   $    47,447    $        --       $        --     $   371,169
Cost of sales...................                 --        181,908        26,937             --                --         208,845
                                        ------------   ------------  ------------   ------------      ------------    ------------
   Gross profit.................                 --        141,814        20,510             --                --         162,324
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense of $31,367)..........                 --        138,488        16,330             --                --         154,818
 Depreciation and
   amortization.................                 --         17,070         1,732             --                --          18,802
 Other income-- net.............                 --         (6,345)         (612)            --                --          (6,957)
                                        ------------   ------------  ------------   ------------      ------------    ------------
 Operating (loss) income........                 --         (7,399)        3,060             --                --          (4,339)
Equity in net loss of
   subsidiary...................             15,098             --            --             --           (15,098)             --
Interest and financing
  costs, net of interest
  income........................               (366)         7,107         3,652             --                --          10,393
                                        ------------   ------------  ------------   ------------      ------------    ------------

   Loss before income taxes                 (14,732)       (14,506)         (592)            --            15,098         (14,732)
Income taxes....................                439             --            --             --                --             439
                                        ------------   ------------  ------------   ------------      ------------    ------------
   Net loss.....................        $   (15,171)   $   (14,506)  $      (592)   $        --       $    15,098     $   (15,171)
                                        ============   ============  ============   ============      ============    ============


                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                            JANUARY 31, 2004
                                         ------------------------------------------------------------------------------------------
                                                          BARNEY'S,    GUARANTOR     NON-GUARANTOR                      CONSOLIDATED
                                            HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS       TOTAL
                                         -------------  ------------   -----------   -----------        -----------     -----------
                                                                      (In thousands, except share data)

  ASSETS
  Current assets:
   Cash and cash equivalents........     $         --   $    15,029    $      537    $       --         $       --      $   15,566
   Receivables, less allowances
    of $4,077.......................               --        28,354           298            --                 --          28,652
   Inventories......................               --        51,337        10,198            --                 --          61,535
   Other current assets.............            2,787         6,769           373            --                 --           9,929
                                         -------------  ------------   -----------   -----------        -----------     -----------
      Total current assets..........            2,787       101,489        11,406            --                 --         115,682
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $48,754..........               --        45,209         2,560            --                 --          47,769
  Excess reorganization value.......               --       147,226            --            --                 --         147,226
  Investment in and advances to
   subsidiary.......................          165,135        29,660            --            --           (194,795)             --
  Other assets......................               --         7,912            11            --                 --           7,923
                                         -------------  ------------   -----------   -----------        -----------     -----------
      Total assets..................     $    167,922   $   331,496    $   13,977    $       --         $ (194,795)     $  318,600
                                         =============  ============   ===========   ===========        ===========     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable.................     $         --   $    23,747    $      269    $       --         $       --      $   24,016
   Accrued expenses.................              102        25,997         6,864            --                 --          32,963
   Net affiliate payable............               --       125,045        33,493            --           (158,538)             --
                                         -------------  ------------   -----------   -----------        -----------     -----------
      Total current liabilities.....              102       174,789        40,626            --           (158,538)         56,979
  Long-term debt....................               --        90,536            --            --                 --          90,536
  Other long-term liabilities.......            2,293         3,825        (1,325)           --                 --           4,793
  Series A Redeemable Preferred
   Stock -- Aggregate
   liquidation preference $2,000....              500            --            --            --                 --             500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock..................               --            --           214            --               (214)             --
   Common stock-- $.01 par
    value; authorized
    25,000,000 shares --
    issued 14,103,227 shares........              141            --           341            --               (341)            141
   Additional paid-in capital.......          169,187            --        45,176            --            (45,176)        169,187
   Accumulated other comprehensive
        income......................               --           765            --            --                 --             765
   Retained deficit.................           (4,301)       61,581       (71,055)           --              9,474          (4,301)
                                         -------------  ------------   -----------   -----------        -----------     -----------
      Total stockholders' equity....          165,027        62,346       (25,324)           --            (36,257)        165,792
                                         -------------  ------------   -----------   -----------        -----------     -----------
  Total liabilities and
   stockholders' equity.............     $    167,922   $   331,496    $   13,977    $       --         $ (194,795)     $  318,600
                                         =============  ============   ===========   ===========        ===========     ===========


                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                              FEBRUARY 1, 2003
                                          -----------------------------------------------------------------------------------------
                                                          BARNEY'S,     GUARANTOR     NON-GUARANTOR                   CONSOLIDATED
                                            HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                          ------------  ------------  ------------   ------------     ------------    ------------
                                                                      (In thousands, except share data)

  ASSETS
  Current assets:
   Cash and cash equivalents........      $        --   $     6,666   $       445    $       --       $        --     $     7,111
   Receivables, less allowances
    of $4,225.......................               --        24,575           382            --                --          24,957
   Inventories......................               --        52,879         9,373            --                --          62,252
   Other current assets.............            1,507         6,097           304            --                --           7,908
                                          ------------  ------------  ------------   ------------     ------------    ------------

      Total current assets..........            1,507        90,217        10,504            --                --         102,288
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $37,290..........               --        47,550         2,913            --                --          50,463
  Excess reorganization value ......               --       147,764            --            --                --         147,764
  Investment in and advances to
   subsidiary.......................          156,113        29,659            --            --          (185,772)             --
  Other assets......................               --         1,327            11            --                --           1,338
                                          ------------  ------------  ------------   ------------     ------------    ------------
      Total assets..................      $   157,620   $   316,517   $    13,428    $       --       $  (185,772)    $   301,793
                                          ============  ============  ============   ============     ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Current maturities of
    long-term debt..................      $        --   $       425   $        --    $       --       $        --     $       425
   Revolving credit facility........               --        10,480            --            --                --          10,480
   Net affiliate payable............               --       115,208        42,547            --          (157,755)             --
   Accounts payable.................               --        20,521           226            --                --          20,747
   Accrued expenses.................              598        28,382         4,049            --                --          33,029
                                          ------------  ------------  ------------   ------------     ------------    ------------

      Total current liabilities.....              598       175,016        46,822            --          (157,755)         64,681
  Long-term debt....................               --        65,051            --            --                --          65,051
  Other long-term liabilities.......            1,434        15,313          (770)           --                --          15,977
  Series A Redeemable Preferred
   Stock -- Aggregate
   liquidation preference $2,000....              500            --            --            --                --             500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock..................               --            --           214            --              (214)             --
   Common stock-- $.01 par
    value; authorized
    25,000,000 shares --
    issued 13,903,227 shares........              139            --           341            --              (341)            139
   Additional paid-in capital.......          166,390            --        45,176            --           (45,176)        166,390
   Accumulated other comprehensive
        income......................               --           496            --            --                --             496
   Retained deficit.................          (11,441)       60,641       (78,355)           --            17,714         (11,441)
                                          ------------  ------------  ------------   ------------     ------------    ------------
      Total stockholders' equity....          155,088        61,137       (32,624)           --           (28,017)        155,584
                                          ------------  ------------  ------------   ------------     ------------    ------------
  Total liabilities and
   stockholders' equity.............      $   157,620   $   316,517   $    13,428    $       --       $   (185,772)   $   301,793
                                          ============  ============  ============   ============     ============    ============

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                     FISCAL YEAR ENDED JANUARY 31, 2004
                                         -----------------------------------------------------------------------------------------
                                                         BARNEY'S,   GUARANTOR     NON-GUARANTOR                     CONSOLIDATED
                                          HOLDINGS         INC.      SUBSIDIARIES  SUBSIDIARIES      ELIMINATIONS        TOTAL
                                         -----------    -----------  ------------  -------------     -----------      -----------
                                                                               (In thousands)
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net income........................     $    7,140   $        940    $   7,300      $    --         $   (8,240)    $      7,140
  Adjustments to reconcile net
   income to net cash (used in)
   provided by operating
   activities:
  Depreciation and amortization.....             --         15,099          745           --                 --           15,844
  Write-off of fixed assets.........             --            200           --           --                 --              200
  Write-off of unamortized bank
   fees.............................             --            364           --           --                 --              364
  Deferred compensation.............            425             --           --           --                 --              425
  Deferred rent.....................             --          2,509          445           --                 --            2,954
  Equity in net income of
    subsidiary......................         (8,240)            --           --           --              8,240               --
  Decrease (increase) in:
   Receivables......................             --         (3,779)          84           --                 --           (3,695)
   Inventories......................             --          1,542         (825)          --                 --              717
   Other current assets.............             --           (396)         (69)          --                 --             (465)
   Long-term assets.................             --         (1,953)          --           --                 --           (1,953)
  Increase (decrease) in:
   Accounts payable and accrued
     expenses.......................             42            841        2,858           --                 --            3,741
                                         -----------    -----------  -----------  -----------        -----------      -----------

   Net cash (used in) provided by
     operating activities...........           (633)        15,367       10,538           --                 --           25,272
                                         -----------    -----------  -----------  -----------        -----------      -----------

  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions.............             --         (8,644)        (392)          --                 --           (9,036)
  Investment in and advances to
   subsidiary.......................            633          9,421      (10,054)          --                 --               --
                                         -----------    -----------  -----------  -----------        -----------      -----------
     Net cash provided by (used in)
        investing activities........            633            777      (10,446)          --                 --           (9,036)
                                         -----------    -----------  -----------  -----------        -----------      -----------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from debt................             --        398,270           --           --                 --          398,270
  Repayments of debt................             --       (416,325)          --           --                 --         (416,325)
  Proceeds from senior notes
   issuance.........................             --         90,100           --           --                 --           90,100
  Repayments of long-term debt......             --        (58,064)          --           --                 --          (58,064)
  Repayments of deferred rent
      obligation....................             --        (15,000)          --           --                 --          (15,000)
  Loan origination fees.............             --         (6,762)          --           --                 --           (6,762)
                                         -----------    -----------  -----------  -----------        -----------      -----------
     Net cash used in financing
      activities....................             --         (7,781)          --           --                 --           (7,781)
                                         -----------    -----------  -----------  -----------        -----------      -----------
  Net increase in cash
   and cash equivalents.............             --          8,363           92           --                 --            8,455
  Cash and cash equivalents--
   beginning of period..............             --          6,666          445           --                 --            7,111
                                         -----------    -----------  -----------  -----------        -----------      -----------
  Cash and cash equivalents-- end
   of period........................     $       --   $     15,029    $     537      $    --         $       --     $     15,566
                                         ===========    ===========  ===========  ===========        ===========      ===========


                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                 FISCAL YEAR ENDED FEBRUARY 1, 2003
                                        --------------------------------------------------------------------------------------------
                                                          BARNEY'S,  GUARANTOR      NON-GUARANTOR                    CONSOLIDATED
                                          HOLDINGS          INC.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                        ------------   ------------ ------------    -------------   -------------    ------------
                                                                               (In thousands)
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net income........................    $     8,466    $     5,200  $     3,827      $       --      $    (9,027)     $     8,466
  Adjustments to reconcile net
   income to net cash (used in)
   provided by operating
   activities:
  Depreciation and amortization.....             --         10,493        1,527              --               --           12,020
  Write-off of unamortized bank
   fees.............................             --            641           --              --               --              641
  Deferred rent.....................             --          1,772          412              --               --            2,184
  Equity in net income of
   subsidiary.......................         (9,027)            --           --              --            9,027               --
  Decrease (increase) in:
   Receivables......................             --          1,836         (104)             --               --            1,732
   Inventories......................             --         (9,877)          74              --               --           (9,803)
   Other current assets.............             --           (727)         (51)             --               --             (778)
  Increase (decrease) in:
   Accounts payable and accrued
     expenses.......................           (444)         2,890       (2,767)             --               --             (321)
                                        ------------   ------------ ------------     ------------    ------------     ------------
   Net cash (used in) provided by
     operating activities...........         (1,005)        12,228        2,918              --               --           14,141
                                        ------------   ------------ ------------     ------------    ------------     ------------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions.............             --        (10,752)        (330)             --               --          (11,082)
  Restricted cash...................             --            200           --              --               --              200
  Investment in and advances to
   subsidiary.......................         (5,792)         8,626       (2,821)            (13)              --               --
                                        ------------   ------------ ------------     ------------    ------------     ------------
     Net cash used in investing
      activities....................         (5,792)        (1,926)      (3,151)            (13)              --          (10,882)
                                        ------------   ------------ ------------     ------------    ------------     ------------

  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from debt................             --        439,691           --              --               --          439,691
  Repayments of debt................             --       (445,216)          --              --               --         (445,216)
  Payment of bank fees..............             --         (1,458)          --              --               --           (1,458)
                                        ------------   ------------ ------------     ------------    ------------     ------------
     Net cash used in financing
      activities....................             --         (6,983)          --              --               --           (6,983)
                                        ------------   ------------ ------------     ------------    ------------     ------------
  Net (decrease) increase in cash
   and cash equivalents.............         (6,797)         3,319         (233)            (13)              --           (3,724)
  Cash and cash equivalents--
   beginning of period..............          6,797          3,347          678              13               --           10,835
                                        ------------   ------------ ------------     ------------    ------------     ------------
  Cash and cash equivalents-- end
   of period........................    $        --    $     6,666  $       445      $       --      $        --      $     7,111
                                        ============   ============ ============     ============    ============     ============

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                  FISCAL YEAR ENDED FEBRUARY 2, 2002
                                        ------------------------------------------------------------------------------------------
                                                        BARNEY'S,    GUARANTOR     NON-GUARANTOR                     CONSOLIDATED
                                          HOLDINGS        INC.       SUBSIDIARIES  SUBSIDIARIES     ELIMINATIONS        TOTAL
                                        ------------  ------------  -------------  -------------    ------------     ------------
                                                                               (In thousands)
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net loss.........................     $   (15,171)  $   (14,506)  $     (592)    $        --      $    15,098      $   (15,171)
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
  Depreciation and amortization....              --        18,262         1,732             --               --           19,994
  Deferred rent....................             217         2,024           426             --               --            2,667
  Equity in net loss of subsidiary.          15,098            --            --             --          (15,098)              --
  Decrease (increase) in:
   Receivables.....................              --           888           154             --               --            1,042
   Inventories.....................              --         7,105         1,678             --               --            8,783
   Other current assets............            (217)          928            84             --               --              795
   Long-term assets................              --            (4)           --             --               --               (4)
  Increase (decrease) in:
   Accounts payable and accrued
     expenses......................              80        (2,990)       (1,185)            --               --           (4,095)
                                        ------------  ------------  ------------   ------------     ------------     ------------
     Net cash provided by
      operating activities.........               7        11,707         2,297             --               --           14,011
                                        ------------  ------------  ------------   ------------     ------------     ------------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions............              --       (11,182)         (800)            --               --          (11,982)
  Contributions from landlords.....              --           613            --             --               --              613
  Investment in and advances to
   subsidiary......................          (5,216)        7,267        (2,051)            --               --               --
                                        ------------  ------------  ------------   ------------     ------------     ------------
     Net cash used in investing
      activities...................          (5,216)       (3,302)       (2,851)            --               --          (11,369)
                                        ------------  ------------  ------------   ------------     ------------     ------------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from debt...............              --       397,613            --             --               --          397,613
  Repayments of debt...............              --      (406,264)           --             --               --         (406,264)
  Payment of bank fees.............              --          (525)           --             --               --             (525)
                                        ------------  ------------  ------------   ------------     ------------     ------------
     Net cash used in financing
      activities...................              --        (9,176)           --             --               --           (9,176)
                                        ------------  ------------  ------------   ------------     ------------     ------------
  Net decrease in cash and cash
   equivalents.....................          (5,209)         (771)         (554)            --               --           (6,534)
  Cash and cash equivalents--
   beginning of period.............          12,006         4,118         1,232             13               --           17,369
                                        ------------  ------------  ------------   ------------     ------------     ------------
  Cash and cash equivalents--
   end of period...................     $     6,797   $     3,347   $       678    $        13      $        --      $    10,835
                                        ============  ============  ============   ============     ============     ============


                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           2003-- QUARTER ENDED
                                                          -------------------------------------------------
                                                             5/3/03       8/2/03      11/1/03      1/31/04
                                                             ------       ------      -------      -------
                                                                   (in thousands, except per share amounts)
Net sales.........................................        $   91,385  $   88,707   $   111,893   $ 117,492
Gross profit......................................            40,788      40,543        50,705      55,945
Net (loss) income.................................            (1,210)     (2,102)        4,141       6,311
Basic EPS.........................................             (0.09)      (0.15)         0.29        0.45
Diluted EPS.......................................             (0.09)      (0.15)         0.29        0.44


                                                                            2002 -- QUARTER ENDED
                                                          -------------------------------------------------
                                                             5/4/02      8/3/02       11/2/02       2/1/03
                                                             ------      ------       -------       ------
                                                                   (in thousands, except per share amounts)
Net sales.........................................        $   92,475   $  81,603    $  103,299   $ 105,986
Gross profit......................................            42,469      40,157        46,249      50,473
Net income (loss).................................               478        (439)        2,877       5,550
Basic and diluted EPS.............................              0.03       (0.03)         0.21        0.40


                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                               FISCAL YEAR     FISCAL YEAR     FISCAL YEAR
                                                                                  ENDED           ENDED         ENDED
                                                                                JANUARY 31,     FEBRUARY 1,    FEBRUARY 2,
                                                                                   2004            2003           2002
                                                                               ------------   ------------   ------------
                                                                                              (In thousands)

  Expenses:
  Selling, general and administrative expenses.........................        $       425    $        --    $        --
                                                                               ------------   ------------   ------------
   Loss before interest and financing costs, equity in net
     (income) loss of subsidiary and income taxes......................                425             --             --
  Equity in net (income) loss of subsidiary............................             (8,240)        (9,027)        15,098
  Interest and financing costs, net of interest income.................                 --            (39)          (366)
                                                                               ------------   ------------   ------------
     Income (loss) before income taxes.................................              7,815          9,066        (14,732)
  Income taxes.........................................................                675            600            439
                                                                               ------------   ------------   ------------
     Net income (loss).................................................        $     7,140    $     8,466    $   (15,171)
                                                                               ============   ============   ============


                                   SCHEDULE I

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                            CONDENSED BALANCE SHEETS

                                                                                    FISCAL YEAR      FISCAL YEAR
                                                                                       ENDED            ENDED
                                                                                    JANUARY 31,      FEBRUARY 1,
                                                                                       2004             2003
                                                                                  --------------   --------------
                                                                                 (In thousands, except share data)

                                     ASSETS
  Current assets:
    Other current assets........................................................  $       2,787    $       1,507
                                                                                  --------------   --------------
       Total current assets.....................................................          2,787            1,507
  Investment in and advances to subsidiary......................................        165,135          156,113
                                                                                  --------------   --------------
     Total assets                                                                 $     167,922    $     157,620
                                                                                  ==============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accrued expenses............................................................  $         102    $         598
                                                                                  --------------   --------------

       Total current liabilities................................................            102              598
  Other long-term liabilities...................................................          2,293            1,434
  Series A Redeemable Preferred Stock -- Aggregate liquidation
      preference $2,000.........................................................            500              500
  Commitments and contingencies
  Stockholders' equity:
   Common stock-- $.01 par value; authorized 25,000,000 shares--
     issued 14,103,227 shares...................................................            141              139
   Additional paid-in capital...................................................        169,187          166,390
   Retained deficit.............................................................         (4,301)         (11,441)
                                                                                  --------------   --------------
     Total stockholders' equity.................................................        165,027          155,088
                                                                                  --------------   --------------
  Total liabilities and stockholders' equity....................................  $     167,922    $     157,620
                                                                                  ==============   ==============


                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        FISCAL YEAR    FISCAL YEAR   FISCAL YEAR
                                                                                           ENDED          ENDED         ENDED
                                                                                        JANUARY 31,     FEBRUARY 1,   FEBRUARY 2,
                                                                                           2004            2003         2002
                                                                                       ------------   ------------  ------------
                                                                                                     (In thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................................................        $     7,140    $     8,466   $   (15,171)
  Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
  Equity in net (income) loss of subsidiary....................................             (8,240)        (9,027)       15,098
  Deferred compensation........................................................                425             --            --
  Deferred rent................................................................                 --             --           217
  Decrease (increase) in:
   Other current assets........................................................                 --             --          (217)
  Increase (decrease) in:
   Accounts payable and accrued expenses.......................................                 42           (444)           80
                                                                                       ------------   ------------  ------------

     Net cash (used in) provided by operating activities.......................               (633)        (1,005)            7
                                                                                       ------------   ------------  ------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in and advances to subsidiary.....................................                633         (5,792)       (5,216)
                                                                                       ------------   ------------  ------------
     Net cash used in investing activities.....................................                633         (5,792)       (5,216)
                                                                                       ------------   ------------  ------------
  Net decrease in cash and cash equivalents....................................                 --         (6,797)       (5,209)
  Cash and cash equivalents-- beginning of period..............................                 --          6,797        12,006
                                                                                       ------------   ------------  ------------
  Cash and cash equivalents-- end of period....................................        $        --    $        --   $     6,797
                                                                                       ============   ============  ============


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

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                     BARNEYS NEW YORK, INC. AND SUBSIDIARIES

                                JANUARY 31, 2004


                 COLUMN A                    COLUMN B                COLUMN C                COLUMN D        COLUMN E
  -----------------------------------        --------                --------                --------        --------
                                                                     ADDITIONS
                                                                     ---------
                                            BALANCE AT      CHARGED TO      CHARGED TO                      BALANCE AT
                                           BEGINNING OF     COSTS AND        OTHER                            END OF
                DESCRIPTION                   PERIOD        EXPENSES(A)     ACCOUNTS       DEDUCTIONS(B)      PERIOD
  -----------------------------------     --------------  -------------    ----------      -------------    ------------
                                                                         (IN THOUSANDS)

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
                                             ========        ========         ======        =========        ========

  YEAR ENDED JANUARY 31, 2004
  Deducted from asset accounts:
   Allowance for returns and doubtful
     accounts...........................     $  4,225        $  1,408         $   --        $   1,556        $  4,077
                                             ========        ========         ======        =========        ========


-------------------

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

4.1       Specimen of Holdings' Common Stock Certificate (1)

4.2 Indenture, dated as of April 1, 2003, among Barney's, Inc., Holdings, Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (9)

4.3(a)    Form of Note (included in Exhibit 4.2)

4.3(b)    Form of Note Guarantee (included in Exhibit 4.2)

4.4 Registration Rights Agreement, dated April 1, 2003, by and among Holdings, Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Jefferies & Company, Inc. (9)

4.5       Warrant   Agreement,   dated  April  1,  2003,  between  Holdings  and
          Wilmington Trust Company (9)

4.6       Form of Warrant Certificate (9)

4.7 Equity Registration Rights Agreement, dated April 1, 2003, by and between Holdings and Jefferies & Company, Inc. (9)

4.8 Security Agreement, dated April 1, 2003, by and among Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (9)

4.9 Security Agreement, dated April 1, 2003, by and between Holdings and Wilmington Trust Company (9)

4.10 Pledge Agreement, dated as of April 1, 2003, by and among Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (9)

4.11 Pledge Agreement, dated as of April 1, 2003, by and among Holdings and Wilmington Trust Company (9)

4.12 Intellectual Property Security Agreement, dated as of April 1, 2003, by Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Wilmington Trust Company (9)

EXHIBIT                      NAME OF EXHIBIT
-------                      ---------------

10.1 License Agreement among Barney's, Inc., BNY Licensing Corp. and Barneys Japan Co. Ltd. dated as of January 28, 1999 (1)

10.2 First Amendment to License Agreement, dated as of February 5, 2003, by and between Barney's, Inc., BNY Licensing Corp. and Barneys Japan Co., Ltd. (9)

10.3 Stock Option Plan for Non-Employee Directors effective as of March 11, 1999 (1)*

10.4      Employee Stock Option Plan (5)*

10.5 Registration Rights Agreement by and among Holdings and the Holders party thereto dated as of January 28, 1999 (the "Registration Rights Agreement") (1)

10.6 Amendment No.1 dated as of February 1, 2000, to the Registration Rights Agreement (3)

10.7 Letter Agreement, dated January 28, 1999, among Bay Harbour Management L.C. ("Bay Harbour"), Whippoorwill Associates, Inc. ("Whippoorwill"), Isetan of America, Inc. ("Isetan") and Holdings (4)

10.8 Employment Agreement between Holdings and Howard Socol effective as of January 8, 2001 (7)*

10.9 First Amendment to Employment Agreement, effective as of January 10, 2003, between Holdings and Howard Socol (2)*

10.10 Registration Rights Agreement between Holdings and Howard Socol dated as of January 8, 2001 (7)

10.11 Restricted Stock Award Agreement, dated February 2, 2003, between Holdings and Howard Socol (9)*

10.12 Option Award Agreement, dated January 8, 2001, between Holdings and Howard Socol (9)*

10.13     Credit Agreement,  among Barney's Inc., Barneys America, Inc., Barneys
          (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp. and Barneys America (Chicago) Lease Corp., as Borrowers, the Lenders party thereto, and General Electric Capital Corporation, as the Administrative Agent for such lenders ("GE Capital"), dated as of July 15, 2002 (the "2002 Credit Agreement") (8)

10.14     Guaranty by Holdings in favor of GE Capital, dated as of July 15, 2002
          (8)

10.15 Security Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital, dated as of July 15, 2002 (8)

10.16 Pledge Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital, dated as of July 15, 2002 (8)

10.17 Security Agreement by Holdings in favor of GE Capital, dated as of July 15, 2002 (8)

10.18 Pledge Agreement by Holdings in favor of GE Capital, dated as of July 15, 2002 (8)

EXHIBIT                      NAME OF EXHIBIT
-------                      ---------------

10.19 Intellectual Property Security Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital, dated as of July 15, 2002 (8)

10.20 First Amendment, dated as of April 1, 2003, to Security Agreement by the Borrowers under the 2002 Credit Agreement, in favor of GE Capital
          (9)

10.21 Purchase Agreement, dated March 26, 2003, by and among Holdings, Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., Barneys America (Chicago) Lease Corp. and Jefferies & Company, Inc. (9)

10.22 Restated Credit Agreement, dated as of April 1, 2003, among Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., and Barneys America (Chicago) Lease Corp., as borrowers, the institutions party thereto from time to time as lenders, and General Electric Capital Corporation, for itself, as Lender, and as the Administrative Agent for such lenders (9)

10.23 Omnibus Amendment and Confirmation of Collateral Documents, dated as of April 1, 2003, by and among Holdings, Barney's, Inc., Barneys America, Inc., Barneys (CA) Lease Corp., Barneys (NY) Lease Corp., Basco All-American Sportswear Corp., BNY Licensing Corp., and Barneys America (Chicago) Lease Corp., and General Electric Capital Corporation, as administrative agent for the lenders (9)

14 Holdings' Code of Ethics for its Chief Executive Officer, Chief Financial Officer and Other Senior Officers (2)

21        Subsidiaries of the Registrant (2)

23        Consent of Independent Auditors (2)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

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

(2)  Filed herewith.

(3) Incorporated by reference to Amendment No. 2 to the Form 10 filed with the Commission on February 15, 2000.

(4) Incorporated by reference to Amendment No. 1 to the Form 10 filed with the Commission on October 13, 1999.

(5) Incorporated by reference to Exhibit A to the Proxy Statement of Holdings for its annual meeting of Stockholders held on June 27, 2000.

(6) Incorporated by reference to Holdings' Quarterly Report on Form 10-Q for the quarter ended November 3, 2001.

(7) Incorporated by reference to Holdings' Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

(8) Incorporated by reference to Holdings' Quarterly Report on Form 10-Q for the quarter ended August 3, 2002.

(9) Incorporated by reference to Holdings' Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

*    Management contracts or compensatory plans or arrangements.