Form 10-Q
period 2004-05-01
BARNEYS NEW YORK INC
filed 2004-06-15
CIK 1087414

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

{X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2004 or

{ } Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from   ______________ to ________________

Commission File Number - 0-26229



                             BARNEYS NEW YORK, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       13-4040818
   ------------------------------                   ----------------------
  (State or other jurisdiction of                      (I.R.S. employer
  incorporation or organization)                    identification number)

   575 Fifth Avenue, New York, New York                     10017
 ----------------------------------------                 ---------
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


         As of June 15, 2004 there were 14,126,489 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                            QUARTER ENDED May 1, 2004

                                Table of Contents


                                                                                     Page No.

PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements (Unaudited)

              Condensed consolidated statements of operations - Three months
              ended May 1, 2004 and May 3, 2003                                          3

              Condensed consolidated balance sheets - May 1, 2004 and
              January 31, 2004                                                           4

              Condensed consolidated statements of cash flows - Three months
              ended May 1, 2004 and May 3, 2003                                          5

              Notes to condensed consolidated financial statements - May 1, 2004         6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                       14

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk                19

ITEM 4.       Controls and Procedures                                                   19

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                         20

ITEM 6.       Exhibits and Reports on Form 8-K                                          20


SIGNATURES                                                                              21


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                       MAY 1, 2004    MAY 3, 2003
                                                                                     --------------  --------------

Net sales                                                                            $     112,842   $      91,385
Cost of sales                                                                               62,197          50,597
                                                                                     --------------  --------------
          Gross profit                                                                      50,645          40,788

Expenses:

  Selling, general and administrative expenses (including occupancy costs)                  42,209          37,718
  Depreciation and amortization                                                              2,780           2,809
  Other income - net                                                                        (2,018)         (2,048)
                                                                                     --------------  --------------
          Operating income                                                                   7,674           2,309

Interest and financing costs, net of interest income                                         3,900           3,369
                                                                                     --------------  --------------
          Income (loss) before income taxes                                                  3,774          (1,060)

Income taxes                                                                                   225             150
                                                                                     --------------  --------------

          Net income (loss)                                                          $       3,549   $      (1,210)
                                                                                     ==============  ==============

Basic net income (loss) per share of common stock                                    $        0.25   $       (0.09)
                                                                                     ==============  ==============

Diluted net income (loss) per share of common stock                                  $        0.25   $       (0.09)
                                                                                     ==============  ==============

Weighted average number of shares of common stock outstanding:
     Basic                                                                                  14,111          14,103
                                                                                     ==============  ==============

     Diluted                                                                                14,461          14,103
                                                                                     ==============  ==============

     The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                                MAY 1,        JANUARY 31,
                                                                                                 2004            2004
                                                                                            --------------- ---------------
      ASSETS
      Current assets:
          Cash and cash equivalents                                                         $       10,649  $       15,566
          Receivables, less allowances of $4,228 and $4,077                                         30,805          28,652
          Inventories                                                                               65,370          61,535
          Other current assets                                                                       7,692           9,929
                                                                                            --------------- ---------------
                Total current assets                                                               114,516         115,682
      Fixed assets at cost, less accumulated depreciation
           and amortization of $51,354 and $48,754                                                  47,183          47,769
      Excess reorganization value                                                                  147,226         147,226
      Other assets                                                                                   7,417           7,923
                                                                                            --------------- ---------------
                Total assets                                                                $      316,342  $      318,600
                                                                                            =============== ===============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
          Accounts payable                                                                  $       25,094  $       24,016
          Accrued expenses                                                                          26,636          32,963
                                                                                            --------------- ---------------
                Total current liabilities                                                           51,730          56,979

      9.000% Senior secured notes                                                                   91,293          90,536
      Other long-term liabilities                                                                    4,832           4,793

      Series A Redeemable Preferred Stock - Aggregate liquidation preference $2,000                    500             500

      Stockholders' equity:
          Common stock--$.01 par value; authorized
               25,000,000 shares--shares issued 14,126,489 and 14,103,227                              141             141
          Additional paid-in capital                                                               169,187         169,187
          Accumulated other comprehensive (loss) income                                               (589)            765
          Retained deficit                                                                            (752)         (4,301)
                                                                                            --------------- ---------------
                Total stockholders' equity                                                         167,987         165,792
                                                                                            --------------- ---------------
      Total liabilities and stockholders' equity                                            $      316,342  $      318,600
                                                                                            =============== ===============


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                               MAY 1, 2004    MAY 3, 2003
                                                              -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $       3,549  $      (1,210)
Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Depreciation and amortization                                   4,043          3,422
      Write-off of unamortized bank fees                                  -            364
      Deferred rent                                                      39            598
      Deferred compensation                                             106            106
(Increase) decrease in:
     Receivables                                                     (2,153)        (3,036)
     Inventories                                                     (3,835)           691
     Other current assets                                               777            358
     Long-term assets                                                     -         (1,597)
 (Decrease) increase in:
     Accounts payable and accrued expenses                           (5,249)       (13,268)
                                                              -------------- --------------
          Net cash used in operating activities                      (2,723)       (13,572)
                                                              -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions                                                (2,194)          (727)
                                                              -------------- --------------
          Net cash used in investing activities                      (2,194)          (727)
                                                              -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit agreement                                          203        128,444
Repayments of credit agreement                                         (203)      (129,054)
Proceeds from senior note offering                                        -         90,100
Repayment of long term debt                                               -        (58,064)
Payment of deferred rent obligation                                       -        (12,000)
Debt origination costs                                                    -         (6,762)
                                                              -------------- --------------
          Net cash provided by financing activities                       -         12,664
                                                              -------------- --------------

Net decrease in cash and cash equivalents                            (4,917)        (1,635)
Cash and cash equivalents - beginning of period                      15,566          7,111
                                                              -------------- --------------
Cash and cash equivalents - end of period                     $      10,649  $       5,476
                                                              ============== ==============


   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

         Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 1, 2004 are not necessarily indicative of the results for the entire year.

         The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in Holdings' Annual Report on Form 10-K for the fiscal year ended January 31, 2004.


(2)      Income Taxes

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. For the three months ended May 1, 2004, a provision for federal income taxes has not been recorded due to the significant net operating loss carry-forwards available to the Company. In the period however, the Company has provided income taxes principally for state, local and franchise taxes.

(3)      Earnings Per Share ("EPS")

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

         Options to acquire an aggregate of 506,000 shares of common stock were not included in the computation of diluted earnings per common share for the three months ended May 1, 2004 as including them would have been anti-dilutive. Options and warrants to acquire an aggregate of 1,988,906 shares of common stock were not included in the computation of diluted earnings per common share for the three months ended May 3, 2003, as including them would have been anti-dilutive.

         The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                                                   THREE MONTHS ENDED
                                                               --------------------------
                                                                   MAY 1,         MAY 3,
                                                                   2004            2003
                                                                   ----            ----
   (amounts in thousands)
   Weighted average common shares outstanding................     14,111         14,103
   Effect of dilutive securities:
      Options................................................         12              -
      Warrants...............................................        338              -
                                                                  ------         ------
   Weighted average common shares outstanding
    and common share equivalents.............................     14,461         14,103
                                                                  ======         ======

(4)      Stock-based Compensation


         Pro-forma disclosures, as required by Statement of Financial Accounting
Standard No. 148, "Accounting for Stock-Based Compensation - Transition and
Disclosure", are computed as if the Company recorded compensation expense based on the fair value for stock-based awards or grants. The following pro-forma information includes the effects of the options discussed above.

                                                                   THREE MONTHS ENDED
                                                                 ----------------------
                                                                   MAY 1,        MAY 3,
                                                                    2004         2003
                                                                    ----         ----
   (amounts in thousands, except per share)

   Net income (loss) -as reported............................   $  3,549       $ (1,210)
                                                                ---------      ---------
   Deduct: Stock-based employee compensation
    expense determined under fair value method,
    net of related tax effects...............................        (98)          (274)
                                                                ---------      ---------

   Pro-forma net income (loss)...............................    $ 3,451       $ (1,484)
                                                                =========      =========
   Net income (loss) per share:
   Basic-- as reported........................................   $  0.25       $  (0.09)
                                                                =========      =========
   Basic-- pro-forma..........................................   $  0.24       $  (0.11)
                                                                =========      =========
   Diluted-- as reported......................................   $  0.25       $  (0.09)
                                                                =========      =========
   Diluted-- pro-forma........................................   $  0.24       $  (0.11)
                                                                =========      =========


         As of May 1, 2004, Holdings' common stock was quoted on the Over-The-Counter Bulletin Board, but was only traded on a limited or sporadic basis and there was no established public trading market for such common stock.

(5)      Comprehensive Income

         Comprehensive income includes net income and the effect of changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments, which are reported separately in stockholders' equity.

                                                        THREE MONTHS ENDED
                                                      ---------------------
                                                       MAY 1,        MAY 3,
                                                        2004          2003
                                                        ----          ----
   (amounts in thousands)

   Net income (loss)..............................    $ 3,549      $(1,210)
   Other comprehensive income (loss):
      Forward exchange contracts, net.............     (1,354)        (210)
                                                      --------     --------
   Total comprehensive income (loss)..............    $ 2,195      $(1,420)
                                                      ========     ========


(6)      New Accounting Pronouncements

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's"), an interpretation of Accounting Research Bulletin No. 51" ("Interpretation No. 46"). In December 2003, the FASB issued a revision to Interpretation No. 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of Interpretation No. 46, as revised, were adopted as of May 1, 2004 and had no impact on the Company's financial condition or results of operations.


(7)      Other

         The Company is involved in various legal proceedings which are routine and incidental to the conduct of its business. Management believes that none of these proceedings, if determined adversely to the Company, would have a material effect on its financial condition or results of operations.

(8)      Condensed Consolidating Financial Information

         On April 1, 2003, Barney's, Inc., a subsidiary of Holdings, issued $106.0 million principal amount of its 9.000% senior secured notes due April 1, 2008. Barney's, Inc. and the guarantor subsidiaries are 100% owned by Holdings. These notes have been fully and unconditionally, jointly and severally guaranteed by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. Subject to certain exceptions, Barney's, Inc. is restricted in its ability to make funds available to Holdings. The following condensed consolidating financial information of the Company is being provided pursuant to Article 3-10(d) of Regulation S-X.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                         THREE MONTHS ENDED MAY 1, 2004
                                       ----------------------------------------------------------------------------
                                                   BARNEY'S,  GUARANTOR    NON-GUARANTOR               CONSOLIDATED
                                       HOLDINGS      INC.    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                       --------      ----    ------------  ------------   ------------     -----
                                                                 (In thousands)
Net sales.......................      $     --   $ 100,119   $  12,723    $      --       $      --     $ 112,842
Cost of sales...................            --      56,343       5,854           --              --        62,197
                                      ---------- ----------  ----------   ----------      ----------    ----------
   Gross profit.................            --      43,776       6,869           --              --        50,645
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense).....................           106      38,391       3,712           --              --        42,209
 Depreciation and amortization..            --       2,553         227           --              --         2,780
 Other income-- net.............            --      (2,018)         --           --              --        (2,018)
                                      ---------- ----------  ----------   ----------      ----------    ----------
   Operating (loss) income......          (106)      4,850       2,930           --              --         7,674
Equity in net income of
    subsidiary..................        (3,880)         --          --           --           3,880            --
Interest and financing costs,
 net of interest income.........            --       3,900          --           --              --         3,900
                                      ---------- ----------  ----------   ----------      ----------    ----------
   Income before income taxes...         3,774         950       2,930           --          (3,880)        3,774
Income taxes....................           225          --          --           --              --           225
                                      ---------- ----------  ----------   ----------      ----------    ----------
   Net income...................      $  3,549   $     950   $   2,930    $      --       $  (3,880)    $   3,549
                                      ========== ==========  ==========   ==========      ==========    ==========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                             THREE MONTHS ENDED MAY 3, 2003
                                       ---------------------------------------------------------------------------
                                                 BARNEY'S,    GUARANTOR   NON-GUARANTOR               CONSOLIDATED
                                       HOLDINGS    INC.     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                       --------    ----     ------------  ------------   ------------     -----
                                                                     (In thousands)
Net sales.......................      $     --   $  80,967   $  10,418    $      --       $      --     $  91,385
Cost of sales...................            --      45,608       4,989           --              --        50,597
                                      ---------- ----------  ----------   ----------      ----------    ----------
   Gross profit.................            --      35,359       5,429           --              --        40,788
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense).....................           106      34,156       3,456           --              --        37,718
 Depreciation and amortization..            --       2,629         180           --              --         2,809
 Other income-- net.............            --      (2,048)         --           --              --        (2,048)
                                      ---------- ----------  ----------   ----------      ----------    ----------
 Operating (loss) income........          (106)        622       1,793           --              --         2,309
Equity in net loss of
    subsidiary..................           954          --          --           --            (954)           --
Interest and financing costs,
 net of interest income.........            --       3,369          --           --              --         3,369
                                      ---------- ----------  ----------   ----------      ----------    ----------
   (Loss) income before income
    taxes.......................        (1,060)     (2,747)      1,793           --             954        (1,060)
Income taxes....................           150          --          --           --              --           150
                                      ---------- ----------  ----------   ----------      ----------    ----------
   Net (loss) income............      $ (1,210)  $  (2,747)  $   1,793    $      --       $     954     $  (1,210)
                                      ========== ==========  ==========   ==========      ==========    ==========


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                        MAY 1, 2004
                                         -----------------------------------------------------------------------------
                                                    BARNEY'S,   GUARANTOR    NON-GUARANTOR               CONSOLIDATED
                                         HOLDINGS     INC.     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    TOTAL
                                         --------     ----     ------------  ------------  ------------    -----
                                                          (In thousands, except share data)
  ASSETS
  Current assets:
   Cash and cash equivalents.......    $      --   $   9,612   $   1,037   $      --      $      --     $  10,649
   Receivables, less allowances
    of $4,228......................           --      30,485         320          --             --        30,805
   Inventories.....................           --      52,507      12,863          --             --        65,370
   Other current assets............        2,681       4,632         379          --             --         7,692
                                       ----------  ----------  ----------  ----------     ----------    ----------
      Total current assets.........        2,681      97,236      14,599          --             --       114,516
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $51,354.........           --      44,747       2,436          --             --        47,183
  Excess reorganization value......           --     147,226          --          --             --       147,226
  Investment in and advances to
   subsidiary......................      168,961      29,435          --          --       (198,396)           --
  Other assets.....................           --       7,406          11          --             --         7,417
                                       ----------  ----------  ----------  ----------     ----------    ----------
      Total assets.................    $ 171,642   $ 326,050   $  17,046   $      --      $(198,396)    $ 316,342
                                       ==========  ==========  ==========  ==========     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable................    $      --   $  24,818   $     276   $      --      $      --     $  25,094
   Accrued expenses................          273      20,743       5,620          --             --        26,636
   Net affiliate payable...........           --     123,455      34,804          --       (158,259)           --
                                       ----------  ----------  ----------  ----------     ----------    ----------
      Total current liabilities....          273     169,016      40,700          --       (158,259)       51,730
  Long-term debt...................           --      91,293          --          --             --        91,293
  Other long-term liabilities......        2,293       3,799      (1,260)         --             --         4,832
  Series A Redeemable Preferred
   Stock--Aggregate
   liquidation preference $2,000...          500          --          --          --             --           500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock.................           --          --         214          --           (214)           --
   Common stock-- $.01 par
    value; authorized
    25,000,000 shares --
    issued 14,126,489 shares.......          141          --         341          --           (341)          141
   Additional paid-in capital......      169,187          --      45,176          --        (45,176)      169,187
   Accumulated other
     comprehensive loss............           --        (589)         --          --             --          (589)
   Retained deficit................         (752)     62,531     (68,125)         --          5,594          (752)
                                       ----------  ----------  ----------  ----------     ----------    ----------
      Total stockholders' equity         168,576      61,942     (22,394)         --        (40,137)      167,987
                                       ----------  ----------  ----------  ----------     ----------    ----------
  Total liabilities and
   stockholders' equity............    $ 171,642   $ 326,050   $  17,046   $      --      $(198,396)    $ 316,342
                                       ==========  ==========  ==========  ==========     ==========    ==========


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                    JANUARY 31, 2004
                                           --------------------------------------------------------------------------
                                                     BARNEY'S,  GUARANTOR    NON-GUARANTOR               CONSOLIDATED
                                           HOLDINGS    INC.    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    TOTAL
                                           --------    ----    ------------  ------------   ------------    -----
                                                            (In thousands, except share data)
  ASSETS
  Current assets:
   Cash and cash equivalents......       $      --   $  15,029   $     537   $      --      $      --     $  15,566
   Receivables, less allowances
    of $4,077.....................              --      28,354         298          --             --        28,652
   Inventories....................              --      51,337      10,198          --             --        61,535
   Other current assets...........           2,787       6,769         373          --             --         9,929
                                         ----------  ----------  ----------  ----------     ----------    ----------
      Total current assets........           2,787     101,489      11,406          --             --       115,682
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $48,754........              --      45,209       2,560          --             --        47,769
  Excess reorganization value.....              --     147,226          --          --             --       147,226
  Investment in and advances to
   subsidiary.....................         165,135      29,660          --          --       (194,795)           --
  Other assets....................              --       7,912          11          --             --         7,923
                                         ----------  ----------  ----------  ----------     ----------    ----------
      Total assets................       $ 167,922   $ 331,496   $  13,977   $      --      $(194,795)    $ 318,600
                                         ==========  ==========  ==========  ==========     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable...............       $      --   $  23,747   $     269   $      --      $      --     $  24,016
   Accrued expenses...............             102      25,997       6,864          --             --        32,963
   Net affiliate payable..........              --     125,045      33,493          --       (158,538)           --
                                         ----------  ----------  ----------  ----------     ----------    ----------
      Total current liabilities                102     174,789      40,626          --       (158,538)       56,979
  Long-term debt..................              --      90,536          --          --             --        90,536
  Other long-term liabilities.....           2,293       3,825      (1,325)         --             --         4,793
  Series A Redeemable Preferred
   Stock -- Aggregate
   liquidation preference $2,000..             500          --          --          --             --           500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock................              --          --         214          --           (214)           --
   Common stock-- $.01 par
    value; authorized
    25,000,000 shares --
    issued 14,103,227 shares......             141          --         341          --           (341)          141
   Additional paid-in capital.....         169,187          --      45,176          --        (45,176)      169,187
   Accumulated other
       comprehensive income.......              --         765          --          --             --           765
   Retained deficit...............          (4,301)     61,581     (71,055)         --          9,474        (4,301)
                                         ----------  ----------  ----------  ----------     ----------    ----------
      Total stockholders' equity           165,027      62,346     (25,324)         --        (36,257)      165,792
                                         ----------  ----------  ----------  ----------     ----------    ----------
  Total liabilities and
   stockholders' equity...........       $ 167,922   $ 331,496   $  13,977   $      --      $(194,795)    $ 318,600
                                         ==========  ==========  ==========  ==========     ==========    ==========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                            THREE MONTHS ENDED MAY 1, 2004
                                      -------------------------------------------------------------------------------
                                                   BARNEY'S,   GUARANTOR     NON-GUARANTOR               CONSOLIDATED
                                      HOLDINGS       INC.     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS      TOTAL
                                      --------       ----     ------------   ------------  ------------      -----
                                                                    (In thousands)
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net income.......................  $  3,549     $    950     $  2,930     $     --       $ (3,880)      $  3,549
  Adjustments to reconcile net
   income  to net cash
   used in operating activities:
  Depreciation and amortization....        --        3,816          227           --             --          4,043
  Deferred rent....................        --          (26)          65           --             --             39
  Deferred compensation............       106           --           --           --             --            106
  Equity in net income of
     subsidiary....................    (3,880)          --           --           --          3,880             --
  Decrease (increase) in:
   Receivables.....................        --       (2,131)         (22)          --             --         (2,153)
   Inventories.....................        --       (1,170)      (2,665)          --             --         (3,835)
   Other current assets............        --          783           (6)          --             --            777
  Increase (decrease) in:
   Accounts payable and accrued
     expenses......................       171       (4,183)      (1,237)          --             --         (5,249)
                                     ---------    ---------    ---------    ---------      ---------      ---------
   Net cash used in operating
      activities...............           (54)      (1,961)        (708)          --             --         (2,723)
                                     ---------    ---------    ---------    ---------      ---------      ---------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions............        --       (2,091)        (103)          --             --         (2,194)
  Investment in and advances to
   subsidiary......................        54       (1,365)       1,311           --             --             --
                                     ---------    ---------    ---------    ---------      ---------      ---------
     Net cash provided by (used
      in) investing activities.....        54       (3,456)       1,208           --             --         (2,194)
                                     ---------    ---------    ---------    ---------      ---------      ---------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from credit agreement...        --          203           --           --             --            203
  Repayments of credit agreement...        --         (203)          --           --             --           (203)
                                     ---------    ---------    ---------    ---------      ---------      ---------
     Net cash provided by
  financing activities.............        --           --           --           --             --             --
                                     ---------    ---------    ---------    ---------      ---------      ---------

  Net (decrease) increase  in
   cash and cash equivalents.......        --       (5,417)         500           --             --         (4,917)
  Cash and cash equivalents--
   beginning of period.........            --       15,029          537           --             --         15,566
                                     ---------    ---------    ---------    ---------      ---------      ---------
  Cash and cash equivalents--
   end of period...................  $     --     $  9,612     $  1,037     $     --       $     --       $ 10,649
                                     =========    =========    =========    =========      =========      =========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                           THREE MONTHS ENDED MAY 3, 2003
                                    -----------------------------------------------------------------------------
                                                BARNEY'S,    GUARANTOR   NON-GUARANTOR               CONSOLIDATED
                                    HOLDINGS      INC.     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                    --------      ----     ------------  ------------  ------------      -----
                                                                  (In thousands)
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net (loss) income............   $  (1,210)   $  (2,747)   $   1,793    $      --      $     954      $  (1,210)
  Adjustments to reconcile net
   (loss) income to net cash
   (used in) provided by
   operating activities:
  Depreciation and amortization          --        3,242          180           --             --          3,422
  Write-off of unamortized bank
   fees........................          --          364           --           --             --            364
  Deferred rent................          --          598           --           --             --            598
  Deferred compensation........         106           --           --           --             --            106
  Equity in net loss of                 954           --           --           --           (954)            --
  subsidiary...................
  Decrease (increase) in:
   Receivables.................          --       (3,127)          91           --             --         (3,036)
   Inventories.................          --        2,678       (1,987)          --             --            691
   Other current assets........          --          342           16           --             --            358
   Long-term assets............          --       (1,597)          --           --             --         (1,597)
  Increase (decrease) in:
   Accounts payable and accrued
     expenses..................         (82)     (14,385)       1,199           --             --        (13,268)
                                  ----------   ----------   ----------   ----------     ----------     ----------
   Net cash (used in) provided by
     operating activities......        (232)     (14,632)       1,292           --             --        (13,572)
                                  ----------   ----------   ----------   ----------     ----------     ----------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions........          --         (652)         (75)          --             --           (727)
  Investment in and advances to
   subsidiary..................         232        1,139       (1,371)          --             --             --
                                  ----------   ----------   ----------   ----------     ----------     ----------
     Net cash provided by (used
      in) investing activities.         232          487       (1,446)          --             --           (727)
                                  ----------   ----------   ----------   ----------     ----------     ----------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from credit agreement         --      128,444           --           --             --        128,444
  Repayments of credit agreement         --     (129,054)          --           --             --       (129,054)
  Proceeds from senior note
  offering.....................          --       90,100           --           --             --         90,100
  Repayment of long term debt..          --      (58,064)          --           --             --        (58,064)
  Payment of deferred rent
  obligation...................          --      (12,000)          --           --             --        (12,000)
  Debt origination costs.......          --       (6,762)          --           --             --         (6,762)
                                  ----------   ----------   ----------   ----------     ----------     ----------
     Net cash provided by
     financing activities......          --       12,664           --           --             --         12,664
                                  ----------   ----------   ----------   ----------     ----------     ----------

  Net decrease in cash
   and cash equivalents........          --       (1,481)        (154)          --             --         (1,635)
  Cash and cash equivalents--
   beginning of period.........          --        6,666          445           --             --          7,111
                                  ----------   ----------   ----------   ----------     ----------     ----------
  Cash and cash equivalents--
   end of period...............   $      --    $   5,185    $     291    $      --      $      --      $   5,476
                                  ==========   ==========   ==========   ==========     ==========     ==========


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

Forward-looking statements are only estimates or predictions and are not guarantees of performance. These statements are based on the Company's management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for the merchandise the Company sells, the introduction of new merchandise, store opening costs, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company's ability to control or predict. Such factors include, among others, the following:

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

     o significant operating and financial restrictions placed on the Company by the indenture governing Barney's, Inc.'s 9.000% senior secured notes and the Company's credit facility; and

     o other factors referenced in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004, including those set forth under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

         The Company believes the forward-looking statements in this Form 10-Q are reasonable. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

Results of Operations

GENERAL

         Fiscal 2004 first quarter comparable store sales and overall operating results reflect the continued execution of our core business strategies and the current momentum in the high-end retail sector, driven in part by stronger financial markets and consumer confidence. In contrast, fiscal 2003 first quarter comparable store sales and overall operating results were negatively impacted by unusually harsh weather in the Northeast, as well as other external factors including the threat of war in Iraq, continued weakness in the economy and soft financial markets.

         Comparable Store Net Sales. The Company sells to consumers through three inter-related distribution channels consisting of full-price stores, outlet stores and warehouse sale events. We determine comparable store net sales increases or decreases using the net sales of all stores that are open as of the beginning and end of the pertinent fiscal period, regardless of store relocation or expansion of existing square footage. Net sales of all stores closed during a fiscal period are excluded from the determination of the comparable store net sales increases (decreases) effective with the date of closing.

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

Three Months Ended May 1, 2004 Compared to the Three Months Ended May 3, 2003

         Net sales for the three months ended May 1, 2004 were $112.8 million compared to $91.4 million for the three months ended May 3, 2003, an increase of 23.5%. Comparable store sales increased 22.0%. Sales were strong across all of our store formats, particularly in our flagship and Co-Op stores, and in substantially all merchandise categories.

         Gross profit on sales increased 24.2% to $50.6 million for the three months ended May 1, 2004 from $40.8 million in the three months ended May 3, 2003. This net increase is primarily attributable to the following: the sales increase discussed above impacted our gross profit by approximately $9.0 million; decreased promotional selling impacted our gross profit by approximately $1.0 million; reduced initial mark-up and foreign exchange losses (driven by the continued weak U.S. dollar) on settlement of foreign denominated purchases, impacted our gross profit by approximately $400,000. As a result, gross profit as a percentage of net sales was 44.9% for the three months ended May 1, 2004 compared to 44.6% for the three months ended May 3, 2003.

         Selling, general and administrative expenses, including occupancy expenses, increased 11.9% in the three months ended May 1, 2004 to $42.2 million from $37.7 million in the three months ended May 3, 2003. Personnel and related costs increased in the aggregate approximately $2.5 million. This increase resulted primarily from wage increases, higher employee benefit costs, and increased variable personnel costs in line with the increased sales discussed above. Other more significant variable costs impacted by the sales increase were third party credit card fees and our loyalty program expense with aggregate increases of approximately $400,000. Occupancy costs increased approximately $1.2 million primarily related to contractual inflationary adjustments, increased real estate taxes, principally related to our New York City properties and to a lesser extent, the costs of operating one new Co-Op store. Selling, general and administrative expenses declined as a percentage of sales to 37.4% in the three months ended May 1, 2004 from 41.3% in the prior year period.

         Interest and financing costs, net increased 15.8% in the three months ended May 1, 2004 to $3.9 million from $3.4 million in the three months ended May 3, 2003, as a result of the increased cost of capital associated with Barney's, Inc.'s senior notes issuance on April 1, 2003.

         Other income, net, which primarily includes finance charge income in connection with the Company's private label credit card operations, also includes $750,000 in the three months ended May 1, 2004 and May 3, 2003 related to cash payments received by the Company in connection with a prior amendment to the existing license agreement and the granting of our consent to matters relating to the establishment of an additional Barneys New York store in Japan.

         The Company's net income for the three months ended May 1, 2004 was $3.5 million compared to a net loss of $1.2 million for the three months ended May 3, 2003. Basic and diluted net income per common share for the three months ended May 1, 2004 was $0.25. Basic and diluted net loss per common share for the three months ended May 3, 2003 was $0.09.

LIQUIDITY AND CAPITAL

Liquidity and Capital Resources

         At May 1, 2004, the Company had cash and cash equivalents of $10.6 million compared to $5.5 million at May 3, 2003. Cash used in operations for the three months ended May 1, 2004 and May 3, 2003 was approximately $2.7 million and $13.6 million, respectively. This reduction from the prior year period is due in part to a $4.7 million improvement in income. Additionally, at May 1, 2004, inventory increased approximately $3.9 million to $65.4 million from $61.5 million at January 31, 2004. This compares with an approximate $700,000 decrease in the corresponding period in the prior year. The increase in the current year is primarily attributed to the sales trend. At May 1, 2004, accounts payable and accrued expenses decreased approximately $5.3 million to $51.7 million from $57.0 million at January 31, 2004. This compares with a decrease of approximately $13.3 million in the corresponding period in the prior year. Accounts payable and accrued expenses is higher this year as compared to May 3, 2003, principally as a result of increased inventory purchases and continued improvements in vendor terms, including conversion of some vendors from letters of credit to open terms. The Company's working capital was $62.8 million at May 1, 2004 compared to $58.7 million at January 31, 2004.

         The Company incurred capital expenditures of $2.2 million during the three months ended May 1, 2004. Of the total capital expenditures, $1.5 million was spent on leasehold improvements, $600,000 was spent on furniture, fixtures and equipment and $100,000 was spent on management information systems. Pursuant to the covenants contained in the Company's credit facility, the Company's total capital expenditures for fiscal year 2004 were established at a base level of $10 million subject to certain permitted adjustments. The Company will principally fund its capital expenditures through cash generated from operations or through borrowings under its credit facility.

         Cash provided by financing activities was $0 in the three months ended May 1, 2004 compared to $12.7 million in the three months ended May 3, 2003. In the prior year period, excess cash was provided through the senior notes issuance which was utilized for working capital requirements. As a result of the long term debt structure resulting from the senior notes offering and the improved operating results from the prior year, the Company expects its primary source of liquidity to be cash generated from operations.

         REVOLVING CREDIT AGREEMENT

         The Company's restated credit facility, entered into with General Electric Capital Corporation, as Administrative Agent, provides for a $70.0 million revolving credit facility pursuant to which the Company may borrow up to $66.0 million, with a $40.0 million sub-limit for the issuance of letters of credit, subject to a borrowing base test. With the consent of the required lenders under the restated credit facility, the maximum borrowing amount may be increased to up to $70.0 million. This facility matures on July 15, 2006.

         Availability under the restated credit facility is calculated as a percentage of eligible inventory and receivables, including finished inventory covered by undrawn documentary letters of credit and Barneys private label credit card receivables, less certain reserves. At May 1, 2004, prior to the $8.0 million minimum excess borrowing base availability covenant, we had approximately $55.6 million of availability under this facility.

         At May 1, 2004, there were no loans outstanding under the restated credit facility,and approximately $5.7 million was committed under unexpired letters of credit. Additionally, as collateral for performance on certain leases and as credit guarantees, Barney's, Inc. is contingently liable under standby letters of credit under the restated credit facility in the amount of approximately $11.7 million. Average borrowings under the Company's credit facility for the three months ended May 3, 2003 were $19.7 million.

         As of May 1, 2004, the Company was in compliance with all of the financial covenants contained in its restated credit facility. Management believes that it will be in compliance with the financial covenants contained in the restated credit facility for the fiscal year ending January 29, 2005. However, any material deviations from the Company's forecasts could require the Company to seek waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.


CRITICAL ACCOUNTING POLICIES

         Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these statements requires management to make significant judgments and estimates. A summary of significant accounting policies which have a significant impact on our financial statements, and a description of accounting policies that are considered critical, can be found in Note 2 of the notes to consolidated financial statements and the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations, respectively, in our 2003 Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's"), an interpretation of Accounting Research Bulletin No. 51" ("Interpretation No. 46"). In December 2003, the FASB issued a revision to Interpretation No. 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of Interpretation No. 46, as revised, were adopted as of May 1, 2004 and had no impact on our financial condition or results of operations.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the reported market risks since the end of the most recent fiscal year.



ITEM 4.      CONTROLS AND PROCEDURES


         Holdings' management evaluated, with the participation of Holdings' principal executive and principal financial officers, the effectiveness of Holdings' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 1, 2004. Based on their evaluation, Holdings' principal executive and principal financial officer concluded that Holdings' disclosure controls and procedures were effective as of May 1, 2004.

         There has been no change in Holdings' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Holdings' fiscal quarter ended May 1, 2004, that has materially affected, or is reasonably likely to materially affect, Holdings' internal control over financial reporting.

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

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

         The following Report on Form 8-K was filed or furnished during the three months ended May 1, 2004:

         A Form 8-K was furnished on March 21, 2004, under Item 12, relating to Holdings' March 21, 2004 press release setting forth Holdings' fourth quarter and fiscal 2003 earnings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 15, 2004

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