Form 10-Q
period 2004-07-31
BARNEYS NEW YORK INC
filed 2004-09-14
CIK 1087414

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
{X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended July 31, 2004 or

{ } Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from   ______________ to ________________

Commission File Number - 0-26229



                             BARNEYS NEW YORK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  13-4040818
       -------------------------------               ----------------------
       (State or other jurisdiction of                  (I.R.S. employer
       incorporation or organization)                identification number)

    575 Fifth Avenue, New York, New York                      10017
  ----------------------------------------                 ----------
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


         As of September 10, 2004 there were 14,210,318 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                           QUARTER ENDED July 31, 2004

                                Table of Contents


                                                                                                  Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Condensed consolidated statements of operations - Three and six months
            ended July 31, 2004 and August 2, 2003                                                   3

          Condensed consolidated balance sheets - July 31, 2004 and January 31, 2004                 4

          Condensed consolidated statements of cash flows - Six months
            ended July 31, 2004 and August 2, 2003                                                   5

          Notes to condensed consolidated financial statements - July 31, 2004                       6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                     15

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk                              21

ITEM 4.     Controls and Procedures                                                                 21

PART II.  OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                                       22

ITEM 4.     Submission of Matters to a Vote of Security Holders                                     23

ITEM 6.     Exhibits and Reports on Form 8-K                                                        23


SIGNATURES                                                                                          24


ITEM 1.  FINANCIAL STATEMENTS

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                JULY 31,      AUGUST 2,    JULY 31,      AUGUST 2,
                                                                                  2004          2003         2004           2003
                                                                               ----------    ----------   ----------     ----------
Net sales                                                                      $ 101,964     $  88,707    $ 214,806      $ 180,092
Cost of sales                                                                     53,110        48,164      115,307         98,761
                                                                               ----------    ----------   ----------     ----------

          Gross profit                                                            48,854        40,543       99,499         81,331

Expenses:

  Selling, general and administrative expenses (including occupancy costs)        40,816        36,975       83,025         74,693
  Depreciation and amortization                                                    2,842         2,825        5,622          5,634
  Other income - net                                                              (1,284)       (1,229)      (3,302)        (3,277)
                                                                               ----------    ----------   ----------     ----------

          Operating income                                                         6,480         1,972       14,154          4,281

Interest and financing costs, net of interest income                               3,938         3,924        7,838          7,293
                                                                               ----------    ----------   ----------     ----------

          Income (loss) before income taxes                                        2,542        (1,952)       6,316         (3,012)

Income taxes                                                                       1,651           150        1,876            300
                                                                               ----------    ----------   ----------     ----------

          Net income (loss)                                                    $     891     $  (2,102)   $   4,440      $  (3,312)
                                                                               ==========    ==========   ==========     ==========

Basic net income (loss) per share of common stock                              $    0.06     $   (0.15)   $    0.31      $   (0.23)
                                                                               ==========    ==========   ==========     ==========

Diluted net income (loss) per share of common stock                            $    0.06     $   (0.15)   $    0.30      $   (0.23)
                                                                               ==========    ==========   ==========     ==========

Weighted average number of shares of common stock outstanding:

     Basic                                                                        14,126        14,103       14,119         14,103
                                                                               ==========    ==========   ==========     ==========

     Diluted                                                                      15,033        14,103       14,747         14,103
                                                                               ==========    ==========   ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                                 JULY 31,          JANUARY 31,
                                                                                                   2004               2004
                                                                                                ----------         ----------
       ASSETS
       Current assets:
           Cash and cash equivalents                                                            $  19,645          $  15,566
           Receivables, less allowances of $4,267 and $4,077                                       26,271             28,652
           Inventories                                                                             71,763             61,535
           Other current assets                                                                     8,974              9,929
                                                                                                ----------         ----------
                 Total current assets                                                             126,653            115,682
       Fixed assets at cost, less accumulated depreciation
            and amortization of $54,294 and $48,754                                                47,868             47,769
       Excess reorganization value                                                                147,226            147,226
       Other assets                                                                                 6,913              7,923
                                                                                                ----------         ----------
                 Total assets                                                                   $ 328,660          $ 318,600
                                                                                                ==========         ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
           Accounts payable                                                                     $  31,334          $  24,016
           Accrued expenses                                                                        30,687             32,963
                                                                                                ----------         ----------
                 Total current liabilities                                                         62,021             56,979

       Senior secured notes                                                                        92,073             90,536
       Other long-term liabilities                                                                  4,729              4,793

       Series A Redeemable Preferred Stock - Aggregate liquidation preference $2,000                  500                500

       Stockholders' equity:
           Common stock--$.01 par value; authorized
                25,000,000 shares-- shares issued 14,126,489 and 14,103,227                           141                141
           Additional paid-in capital                                                             169,187            169,187
           Accumulated other comprehensive (loss) income                                             (130)               765
           Retained earnings (deficit)                                                                139             (4,301)
                                                                                                ----------         ----------
                 Total stockholders' equity                                                       169,337            165,792
                                                                                                ----------         ----------

       Total liabilities and stockholders' equity                                               $ 328,660          $ 318,600
                                                                                                ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                       JULY 31,        AUGUST 2,
                                                                        2004             2003
                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $   4,440       $  (3,312)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Depreciation and amortization                                       8,171           7,460
      Write-off of fixed assets                                              88               -
      Write-off of unamortized bank fees                                      -             364
      Deferred compensation                                                 212             212
      Deferred rent                                                         (64)          1,473
      Deferred Taxes                                                      1,500               -
(Increase) decrease in:
     Receivables                                                          2,381           1,048
     Inventories                                                        (10,228)         (4,248)
     Other current assets                                                (1,652)         (1,188)
     Long-term assets                                                         -          (1,664)
 (Decrease) increase in:
     Accounts payable and accrued expenses                                5,042             393
                                                                      ----------      ----------
          Net cash provided by operating activities                       9,890             538
                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions                                                    (5,811)         (1,937)
                                                                      ----------      ----------
          Net cash used in investing activities                          (5,811)         (1,937)
                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit agreement                                              374         215,877
Repayments of credit agreement                                             (374)       (230,877)
Proceeds from senior note offering                                            -          90,100
Repayment of long term debt                                                   -         (58,064)
Payment of deferred rent obligation                                           -         (12,000)
Debt origination costs                                                        -          (6,762)
                                                                      ----------      ----------
          Net cash used in financing activities                               -          (1,726)
                                                                      ----------      ----------

Net increase (decrease) in cash and cash equivalents                      4,079          (3,125)
Cash and cash equivalents - beginning of period                          15,566           7,111
                                                                      ----------      ----------
Cash and cash equivalents - end of period                             $  19,645       $   3,986
                                                                      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

         Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2004 are not necessarily indicative of the results for the entire year.

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


(2)      Income Taxes

         The Company provides income taxes based on an estimated annual effective tax rate. In the second quarter ended July 31, 2004, the Company significantly increased its estimate of annual net income resulting in a revised annual effective tax rate of approximately 30%. The impact of this change in estimate for the first six months was recorded in the second quarter ended July 31, 2004.

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

                                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       ----------------------   ----------------------
                                                                        JULY 31,     AUGUST 2,    JULY 31,     AUGUST 2,
                                                                          2004         2003         2004         2003
                                                                       ----------   ----------   ----------   ----------
   (amounts in thousands)
   Weighted average common shares outstanding.........................    14,126       14,103       14,119      14,103
   Effect of dilutive securities:
      Options.........................................................       569            -          290           -
      Warrants........................................................       338            -          338           -
                                                                       ----------   ----------   ----------   ----------
   Weighted average common shares outstanding and common
       share equivalents..............................................    15,033       14,103       14,747      14,103
                                                                       ==========   ==========   ==========   ==========

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

                                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       -----------------------   ----------------------
                                                                        JULY 31,     AUGUST 2,    JULY 31,     AUGUST 2,
                                                                          2004         2003         2004         2003
                                                                       ----------   ----------   ----------   ----------
   (amounts in thousands, except per share)

   Net income (loss) -as reported..................................... $     891    $  (2,102)   $   4,440    $  (3,312)
   Deduct: Stock-based employee compensation expense
      determined under fair value method, net of related
      tax effects.....................................................       (69)        (274)        (137)        (548)
                                                                       ----------   ----------   ----------   ----------

   Pro-forma net income (loss)........................................ $     822    $  (2,376)   $   4,303    $  (3,860)
                                                                       ==========   ==========   ==========   ==========
   Net income (loss) per share:
   Basic -- as reported............................................... $    0.06    $   (0.15)   $    0.31    $   (0.23)
                                                                       ==========   ==========   ==========   ==========
   Basic -- pro-forma................................................. $    0.06    $   (0.17)   $    0.30    $   (0.27)
                                                                       ==========   ==========   ==========   ==========
   Diluted -- as reported............................................. $    0.06    $   (0.15)   $    0.30    $   (0.23)
                                                                       ==========   ==========   ==========   ==========
   Diluted -- pro-forma............................................... $    0.05    $   (0.17)   $    0.29    $   (0.27)
                                                                       ==========   ==========   ==========   ==========


         As of July 31, 2004, Holdings' common stock was quoted on the Over-The-Counter Bulletin Board, but was only traded on a limited or sporadic basis and there was no established public trading market for such common stock.

(5)      Comprehensive Income

         Comprehensive income includes net income and the effect of changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments, which are reported separately in stockholders' equity.

                                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       -----------------------   ----------------------
                                                                        JULY 31,     AUGUST 2,    JULY 31,     AUGUST 2,
                                                                          2004         2003         2004         2003
                                                                       ----------   ----------   ----------   ----------
   (amounts in thousands)

   Net income (loss).................................................. $     891    $  (2,102)   $   4,440    $  (3,312)
   Other comprehensive income (loss):
      Forward exchange contracts, net of tax..........................       459          (29)        (895)        (239)
                                                                       ----------   ----------   ----------   ----------
   Total comprehensive income (loss).................................. $   1,350    $  (2,131)   $   3,545    $  (3,551)
                                                                       ==========   ==========   ==========   ==========

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

         The Company has announced that it is currently exploring strategic alternatives to enhance shareholder value. Any such transaction might involve the sale of the Company. No decisions have been made regarding which options or combinations of options, if any, the Company will pursue. Due to the numerous uncertainties involved in these matters, there can be no assurance that any such transaction will take place nor can any assurance be given with respect to the timing or terms of any such transaction.

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

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                   THREE MONTHS ENDED JULY 31, 2004
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                                        (In thousands)
Net sales.......................      $      --     $  88,026     $  13,938       $      --        $      --      $ 101,964
Cost of sales...................             --        44,272         8,838              --               --         53,110
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Gross profit.................             --        43,754         5,100              --               --         48,854
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense).....................            106        36,874         3,836              --               --         40,816
 Depreciation and amortization..             --         2,659           183              --               --          2,842
 Other income -- net.............            --        (1,284)           --              --               --         (1,284)
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Operating (loss) income......           (106)        5,505         1,081              --               --          6,480
Equity in net income of
    subsidiary..................         (2,648)           --            --              --            2,648             --
Interest and financing costs,
 net of interest income.........             --         3,938            --              --               --          3,938
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Income before income taxes...          2,542         1,567         1,081              --           (2,648)         2,542
Income taxes....................          1,651            --            --              --               --          1,651
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Net income...................      $     891     $   1,567     $   1,081       $      --        $  (2,648)     $     891
                                      ==========    ==========    ==========      ==========       ==========     ==========



                                                                   THREE MONTHS ENDED AUGUST 2, 2003
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                    CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   ---------------    ------------   ------------
                                                                      (In thousands)
Net sales.......................      $      --     $  76,385     $  12,322       $      --        $      --      $  88,707
Cost of sales...................             --        40,215         7,949              --               --         48,164
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Gross profit.................             --        36,170         4,373              --               --         40,543
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense).....................            106        33,329         3,540              --               --         36,975
 Depreciation and amortization..             --         2,640           185              --               --          2,825
 Other income -- net.............            --        (1,229)           --              --               --         (1,229)
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Operating (loss) income......           (106)        1,430           648              --               --          1,972
Equity in net loss of
    subsidiary..................          1,846            --            --              --           (1,846)            --
Interest and financing costs,
 net of interest income.........             --         3,924            --              --               --          3,924
                                      ----------    ----------    ----------      ----------       ----------     ----------
   (Loss) income before income
    taxes.......................         (1,952)       (2,494)          648              --            1,846         (1,952)
Income taxes....................            150            --            --              --               --            150
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Net (loss) income............      $  (2,102)    $  (2,494)    $     648       $      --        $   1,846      $  (2,102)
                                      ==========    ==========    ==========      ==========       ==========     ==========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                   SIX MONTHS ENDED JULY 31, 2004
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                                        (In thousands)
Net sales...................          $      --     $ 188,145     $  26,661       $      --        $      --      $ 214,806
Cost of sales...............                 --       100,615        14,692              --               --        115,307
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Gross profit..............                 --        87,530        11,969              --               --         99,499
Expenses:
 Selling, general and
  administrative expenses
  (including occupancy
  expense)..................                212        75,265         7,548              --               --         83,025
 Depreciation and
  amortization..............                 --         5,212           410              --               --          5,622
 Other income -- net........                 --        (3,302)           --              --               --         (3,302)
                                      ----------    ----------    ----------      ----------       ----------     ----------
 Operating (loss) income....               (212)       10,355         4,011              --               --         14,154
Equity in net income of
 subsidiary.................             (6,528)           --            --              --            6,528             --
Interest and financing
 costs, net of interest
 income.....................                 --         7,838            --              --               --          7,838
                                      ----------    ----------    ----------      ----------       ----------     ----------
Income before income
  taxes.....................              6,316         2,517         4,011              --           (6,528)         6,316
Income taxes................              1,876            --            --              --               --          1,876
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Net  income...............          $   4,440     $   2,517     $   4,011       $      --        $  (6,528)     $   4,440
                                      ==========    ==========    ==========      ==========       ==========     ==========


                                                          SIX MONTHS ENDED AUGUST 2, 2003
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                                        (In thousands)
Net sales...................          $      --     $ 157,352     $  22,740       $      --        $      --      $ 180,092
Cost of sales...............                 --        85,823        12,938              --               --         98,761
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Gross profit..............                 --        71,529         9,802              --               --         81,331
Expenses:
 Selling, general and
  administrative expenses
  (including occupancy
  expense)..................                212        67,485         6,996              --               --         74,693
 Depreciation and
  amortization..............                 --         5,269           365              --               --          5,634
 Other income -- net.........                --        (3,277)           --              --               --         (3,277)
                                      ----------    ----------    ----------      ----------       ----------     ----------
 Operating (loss) income....               (212)        2,052         2,441              --               --          4,281
Equity in net loss of
  subsidiary................              2,800            --            --              --           (2,800)            --
Interest and financing
 costs, net of interest
 income.....................                 --         7,293            --              --               --          7,293
                                      ----------    ----------    ----------      ----------       ----------     ----------
(Loss) income before income
  taxes.....................             (3,012)       (5,241)        2,441              --            2,800         (3,012)
Income taxes................                300            --            --              --               --            300
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Net (loss) income.........          $  (3,312)    $  (5,241)    $   2,441       $      --        $   2,800      $  (3,312)
                                      ==========    ==========    ==========      ==========       ==========     ==========

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                        JULY 31, 2004
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                         (In thousands, except share data)
  ASSETS
  Current assets:
   Cash and cash equivalents....      $      --     $  19,237     $     408       $      --        $      --      $  19,645
   Receivables, less allowances
    of $4,267...................             --        25,998           273              --               --         26,271
   Inventories..................             --        59,986        11,777              --               --         71,763
   Other current assets.........          1,458         7,092           424              --               --          8,974
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total current assets......          1,458       112,313        12,882              --               --        126,653
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $54,294......             --        45,576         2,292              --               --         47,868
  Excess reorganization value...             --       147,226            --              --               --        147,226
  Investment in and advances to
   subsidiary...................        171,069        29,286            --              --         (200,355)            --
  Other assets..................             --         6,902            11              --               --          6,913
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total assets..............      $ 172,527     $ 341,303     $  15,185       $      --        $(200,355)     $ 328,660
                                      ==========    ==========    ==========      ==========       ==========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable.............      $      --     $  30,989     $     345       $      --        $      --      $  31,334
   Accrued expenses.............            267        23,945         6,475              --               --         30,687
   Net affiliate payable........             --       126,699        30,871              --         (157,570)            --
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total current liabilities.            267       181,633        37,691              --         (157,570)        62,021
  Long-term debt................             --        92,073            --              --               --         92,073
  Other long-term liabilities...          2,293         3,629        (1,193)             --               --          4,729
  Series A Redeemable Preferred
   Stock--Aggregate liquidation
     preference $2,000..........            500            --            --              --               --            500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock..............             --            --           214              --             (214)            --
   Common stock -- $.01 par
    value; authorized
    25,000,000 shares --
    issued 14,126,489 shares....            141            --           341              --             (341)           141
   Additional paid-in capital...        169,187            --        45,176              --          (45,176)       169,187
   Accumulated other
     comprehensive loss.........             --          (130)           --              --               --           (130)
   Retained earnings (deficit)..            139        64,098       (67,044)             --            2,946            139
                                      ----------    ----------    ----------      ----------       ----------     ----------
    Total stockholders' equity..        169,467        63,968       (21,313)             --          (42,785)       169,337
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Total liabilities and
   stockholders' equity.........      $ 172,527     $ 341,303     $  15,185       $      --        $(200,355)     $ 328,660
                                      ==========    ==========    ==========      ==========       ==========     ==========


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  JANUARY 31, 2004
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                         (In thousands, except share data)
  ASSETS
  Current assets:
   Cash and cash equivalents...       $      --     $  15,029     $     537       $      --        $      --      $  15,566
   Receivables, less allowances
    of $4,077..................              --        28,354           298              --               --         28,652
   Inventories.................              --        51,337        10,198              --               --         61,535
   Other current assets........           2,787         6,769           373              --               --          9,929
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total current assets.....           2,787       101,489        11,406              --               --        115,682
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $48,754.....              --        45,209         2,560              --               --         47,769
  Excess reorganization value..              --       147,226            --              --               --        147,226
  Investment in and advances to
   subsidiary..................         165,135        29,660            --              --         (194,795)            --
  Other assets.................              --         7,912            11              --               --          7,923
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total assets.............       $ 167,922     $ 331,496     $  13,977       $      --        $(194,795)     $ 318,600
                                      ==========    ==========    ==========      ==========       ==========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable............       $      --     $  23,747     $     269       $      --        $      --      $  24,016
   Accrued expenses............             102        25,997         6,864              --               --         32,963
   Net affiliate payable.......              --       125,045        33,493              --         (158,538)            --
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total current liabilities             102       174,789        40,626              --         (158,538)        56,979
  Long-term debt...............              --        90,536            --              --               --         90,536
  Other long-term liabilities..           2,293         3,825        (1,325)             --               --          4,793
  Series A Redeemable Preferred
   Stock -- Aggregate liquidation
    preference $2,000..........             500            --            --              --               --            500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock.............              --            --           214              --             (214)            --
   Common stock -- $.01 par
    value; authorized
    25,000,000 shares --
    issued 14,103,227 shares...             141            --           341              --             (341)           141
   Additional paid-in capital..         169,187            --        45,176              --          (45,176)       169,187
   Accumulated other
       comprehensive income....              --           765            --              --               --            765
   Retained deficit............          (4,301)       61,581       (71,055)             --            9,474         (4,301)
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Total stockholders' equity..         165,027        62,346       (25,324)             --          (36,257)       165,792
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Total liabilities and
   stockholders' equity........       $ 167,922     $ 331,496     $  13,977       $      --        $(194,795)     $ 318,600
                                      ==========    ==========    ==========      ==========       ==========     ==========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                           SIX MONTHS ENDED JULY 31, 2004
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                                  (In thousands)
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net income......................    $   4,440     $   2,517     $   4,011       $      --        $  (6,528)     $   4,440
  Adjustments to reconcile net
   income  to net cash (used in)
   provided by operating
  activities:
  Depreciation and amortization...           --         7,762           409              --               --          8,171
  Write-off of fixed assets.......           --            88            --              --               --             88
  Deferred compensation...........          212            --            --              --               --            212
  Deferred rent...................           --          (196)          132              --               --            (64)
  Deferred taxes..................        1,500            --            --              --               --          1,500
  Equity in net income of
     subsidiary...................       (6,528)           --            --              --            6,528             --
  Decrease (increase) in:
   Receivables....................           --         2,356            25              --               --          2,381
   Inventories....................           --        (8,649)       (1,579)             --               --        (10,228)
   Other current assets...........           --        (1,601)          (51)             --               --         (1,652)
  Increase (decrease) in:
   Accounts payable and accrued
     expenses.....................          166         5,189          (313)             --               --          5,042
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Net cash (used in) provided
  by operating activities......            (210)        7,466         2,634              --               --          9,890
                                      ----------    ----------    ----------      ----------       ----------     ----------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions...........           --        (5,669)         (142)             --               --         (5,811)
  Investment in and advances to
   subsidiary.....................          210         2,411        (2,621)             --               --             --
                                      ----------    ----------    ----------      ----------       ----------     ----------
     Net cash provided by (used
      in) investing activities....          210        (3,258)       (2,763)             --               --         (5,811)
                                      ----------    ----------    ----------      ----------       ----------     ----------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from credit agreement             --           374            --              --               --            374
  Repayments of credit agreement             --          (374)           --              --               --           (374)
                                      ----------    ----------    ----------      ----------       ----------     ----------
     Net cash provided by
  financing  activities...........           --            --            --              --               --             --
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Net increase (decrease)  in
  cash and cash equivalents......            --         4,208          (129)             --               --          4,079
  Cash and cash equivalents --
   beginning of period...........            --        15,029           537              --               --         15,566
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Cash and cash equivalents --
   end of period.................     $      --     $  19,237     $     408       $      --        $      --      $  19,645
                                      ==========    ==========    ==========      ==========       ==========     ==========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                           SIX MONTHS ENDED AUGUST 2, 2003
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                                  (In thousands)

  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net (loss) income............       $  (3,312)    $  (5,241)    $   2,441       $      --         $  2,800      $  (3,312)
  Adjustments to reconcile net
   (loss) income to net cash
   (used in) provided by
   operating activities:
  Depreciation and amortization              --         7,095           365              --               --          7,460
  Write-off of unamortized bank
   fees........................              --           364            --              --               --            364
  Deferred compensation........             212            --            --              --               --            212
  Deferred rent................              --         1,261           212              --               --          1,473
  Equity in net loss of
  subsidiary...................           2,800            --            --              --           (2,800)           --
  Decrease (increase) in:
   Receivables.................              --           915           133              --               --          1,048
   Inventories.................              --        (3,603)         (645)             --               --         (4,248)
   Other current assets........              --        (1,130)          (58)             --               --         (1,188)
   Long-term assets............              --        (1,664)           --              --               --         (1,664)
  Increase (decrease) in:
   Accounts payable and accrued
     expenses..................             (84)       (1,298)        1,775              --               --            393
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Net cash (used in) provided by
     operating activities......            (384)       (3,301)        4,223              --               --            538
                                      ----------    ----------    ----------      ----------       ----------     ----------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions........              --        (1,784)         (153)             --               --         (1,937)
  Investment in and advances to
   subsidiary..................             384         3,699        (4,083)             --               --             --
                                      ----------    ----------    ----------      ----------       ----------     ----------
    Net cash provided by (used in)
     investing activities......             384         1,915        (4,236)             --               --         (1,937)
                                      ----------    ----------    ----------      ----------       ----------     ----------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from credit agreement             --       215,877            --              --               --        215,877
  Repayments of credit agreement             --      (230,877)           --              --               --       (230,877)
  Proceeds from senior note
  offering.....................              --        90,100            --              --               --         90,100
  Repayment of long term debt..              --       (58,064)           --              --               --        (58,064)
  Payment of deferred rent
  obligation...................              --       (12,000)           --              --               --        (12,000)
  Debt origination costs.......              --        (6,762)           --              --               --         (6,762)
                                      ----------    ----------    ----------      ----------       ----------     ----------
     Net cash provided by
  financing activities.........              --        (1,726)           --              --               --         (1,726)
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Net decrease in cash
   and cash equivalents........              --        (3,112)          (13)             --               --         (3,125)
  Cash and cash equivalents --
   beginning of period.........              --         6,666           445              --               --          7,111
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Cash and cash equivalents -- end
   of period...................       $      --     $   3,554     $     432       $      --        $      --      $   3,986
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

     o the effects of the strategic alternatives that the Company is currently exploring;

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

Strategic Alternatives

         The Company has announced that it is currently exploring strategic alternatives to enhance shareholder value. Any such transaction might involve the sale of the Company. No decisions have been made regarding which options or combinations of options, if any, the Company will pursue. Due to the numerous uncertainties involved in these matters, there can be no assurance that any such transaction will take place nor can any assurance be given with respect to the timing or terms of any such transaction.


Results of Operations

GENERAL

         Fiscal 2004 year to date comparable store sales and overall operating results reflect the continued execution of our core business strategies and the current momentum in the high-end retail sector, driven in part by stronger financial markets and consumer confidence. In contrast, fiscal 2003 sales and overall operating results during the same period were negatively impacted by unusually harsh winter weather in the Northeast, as well as other external factors including the threat of and eventual war in Iraq, continued weakness in the economy and soft financial markets.

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

Three Months Ended July 31, 2004 Compared to the Three Months Ended August 2,
2003

         Net sales for the three months ended July 31, 2004 were $102.0 million compared to $88.7 million for the three months ended August 2, 2003, an increase of 14.9%. Comparable store sales increased 13.8%.

         Gross profit on sales increased 20.5% to $48.9 million for the three months ended July 31, 2004 from $40.5 million in the three months ended August 2, 2003. This net increase is primarily attributable to the following: the sales increase discussed above impacted our gross profit by approximately $5.6 million and decreased promotional selling impacted our gross profit by approximately $2.3 million. As a result, gross profit as a percentage of net sales was 47.9% for the three months ended July 31, 2004 compared to 45.7% for the three months ended August 2, 2003.

         Selling, general and administrative expenses, including occupancy expenses, increased 10.4% in the three months ended July 31, 2004 to $40.8 million from $37.0 million in the three months ended August 2, 2003. Personnel and related costs increased in the aggregate approximately $2.7 million. This increase resulted primarily from wage increases, higher employee benefit costs, and increased variable personnel costs in line with the increased sales discussed above. Other more significant variable costs impacted by the sales increase were third party credit card fees and our loyalty program expense with aggregate increases of approximately $250,000. Occupancy costs increased approximately $900,000 primarily related to contractual inflationary adjustments, increased real estate taxes, principally related to our New York City properties and to a lesser extent, the costs of operating one new Co-Op store. Selling, general and administrative expenses declined as a percentage of sales to 40.0% in the three months ended July 31, 2004 from 41.7% in the prior year period.

         Income taxes increased to $1.7 million in the three months ended July 31, 2004 from $150,000 in the three months ended August 2, 2003. The significant increase in expense during the second quarter reflects the Company's annual effective tax rate which presently is being estimated at approximately 30%. Given the sustained, strong improvement in the operating results this year, this rate is principally being driven by estimated changes in expected net income, partially offset by the elimination of the tax valuation allowance provided in prior years. In addition, the effective rate includes a current provision principally for state and local taxes.

         The Company's net income for the three months ended July 31, 2004 was $891,000 compared to a net loss of $2.1 million for the three months ended August 2, 2003. Basic and diluted net income per common share for the three months ended July 31, 2004 was $0.06. Basic and diluted net loss per common share for the three months ended August 2, 2003 was $0.15.


Six Months Ended July 31, 2004 Compared to the Six Months Ended August 2, 2003

         Net sales for the six months ended July 31, 2004 were $214.8 million compared to $180.1 million for the six months ended August 2, 2003, an increase of 19.3%. Comparable store sales increased 18.0%. Sales were strong across all of our store formats, particularly in our flagship and Co-Op stores, and in substantially all merchandise categories.

         Gross profit on sales increased 22.3% to $99.5 million for the six months ended July 31, 2004 from $81.3 million in the six months ended August 2, 2003. This net increase is primarily attributable to the following: the sales increase discussed above impacted our gross profit by approximately $15.4 million; decreased promotional selling impacted our gross profit by approximately $3.5 million; and reduced initial mark-up and foreign exchange gains on settlement of foreign denominated purchases, impacted our gross profit by approximately $500,000. As a result, gross profit as a percentage of net sales was 46.3% for the six months ended July 31, 2004 compared to 45.2% for the six months ended August 2, 2003.

         Selling, general and administrative expenses, including occupancy expenses, increased 11.2% in the six months ended July 31, 2004 to $83.0 million from $74.7 million in the six months ended August 2, 2003. Personnel and related costs increased in the aggregate approximately $5.2 million. This increase resulted primarily from wage increases, higher employee benefit costs, and increased variable personnel costs in line with the increased sales discussed above. Other more significant variable costs impacted by the sales increase were third party credit card fees and our loyalty program expense with aggregate increases of approximately $700,000. Occupancy costs increased approximately $2.1 million primarily related to contractual inflationary adjustments, increased real estate taxes, principally related to our New York City properties and to a lesser extent, the costs of operating one new Co-Op store. Selling, general and administrative expenses declined as a percentage of sales to 38.7% in the six months ended July 31, 2004 from 41.5% in the prior year period.

         Interest and financing costs, net increased 7.5% in the six months ended July 31, 2004 to $7.8 million from $7.3 million in the six months ended August 2, 2003, as a result of the increased cost of capital associated with Barney's, Inc.'s senior notes issuance on April 1, 2003.

         Other income, net, which primarily includes finance charge income in connection with the Company's private label credit card operations, also includes $750,000 in the six months ended July 31, 2004 and August 2, 2003 related to cash payments received by the Company in connection with a prior amendment to our trademark license agreement with an affiliate of Isetan and the granting of our consent to matters relating to the establishment of an additional Barneys New York store in Japan.

         Income taxes increased to $1.9 million in the six months ended July 31, 2004 from $300,000 in the six months ended August 2, 2003. The significant increase in expense during the six months reflects the Company's annual effective tax rate which presently is being estimated at approximately 30%. Given the sustained, strong improvement in the operating results this year, this rate is principally being driven by estimated changes in expected net income, partially offset by the elimination of the tax valuation allowance provided in prior years. In addition, the effective rate includes a current provision principally for state and local taxes.

         The Company's net income for the six months ended July 31, 2004 was $4.4 million compared to a net loss of $3.3 million for the six months ended August 2, 2003. Basic and diluted net income per common share for the six months ended July 31, 2004 was $0.31 and $0.30, respectively. Basic and diluted net loss per common share for the six months ended August 2, 2003 was $0.23.


LIQUIDITY AND CAPITAL

Liquidity and Capital Resources


         At July 31, 2004, the Company had cash and cash equivalents of $19.6 million compared to $4.0 million at August 2, 2003. Cash provided by operations for the six months ended July 31, 2004 and August 2, 2003 was approximately $9.9 million and $538,000, respectively. This increase from the prior year period is principally a result of a $7.8 million improvement in net income. The Company's working capital was $64.6 million at July 31, 2004 compared to $58.7 million at January 31, 2004. At July 31, 2004, the largest changes in our working capital pertained to inventory and accounts payable and accrued expenses. Inventory increased approximately $10.2 million to $71.8 million from $61.5 million at January 31, 2004. The increase in the current year is primarily attributed to meeting the needs of the current sales trend. At July 31, 2004, accounts payable and accrued expenses increased approximately $5.0 million to $62.0 million from $57.0 million at January 31, 2004. Accounts payable and accrued expenses is higher this year principally as a result of increased inventory purchases and continued improvements in vendor terms, including conversion of some vendors from letters of credit to open terms.

         The Company incurred capital expenditures of $5.8 million during the six months ended July 31, 2004. Of the total capital expenditures, $3.9 million was spent on leasehold improvements, $1.6 million was spent on furniture, fixtures and equipment and $341,000 was spent on management information systems. Pursuant to the covenants contained in the Company's credit facility, the Company's total capital expenditures for fiscal year 2004 were established at a base level of $10 million subject to certain permitted adjustments. The Company will principally fund its capital expenditures through cash generated from operations or through borrowings under its credit facility.

         Cash provided by financing activities was $0 in the six months ended July 31, 2004 compared to usage of $1.7 million in the six months ended August 2, 2003. In the prior year period, excess cash was provided through the senior notes issuance which was utilized for working capital requirements. As a result of the long term debt structure resulting from the senior notes offering and the improved operating results in the current and prior year, the Company's primary source of liquidity has been cash generated from operations.

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

         Availability under the restated credit facility is calculated as a percentage of eligible inventory and receivables, including finished inventory covered by undrawn documentary letters of credit and Barneys private label credit card receivables, less certain reserves. At July 31, 2004, prior to the $8.0 million minimum excess borrowing base availability covenant, we had approximately $44.6 million of availability under this facility.

         At July 31, 2004, there were no loans outstanding under the restated credit facility, and approximately $16.5 million was committed under unexpired letters of credit. Additionally, as collateral for performance on certain leases and as credit guarantees, Barney's, Inc. is contingently liable under standby letters of credit under the restated credit facility in the amount of approximately $12.0 million.

         As of July 31, 2004, the Company was in compliance with all of the financial covenants contained in its restated credit facility. Management believes that it will be in compliance with the financial covenants contained in the restated credit facility for the fiscal year ending January 29, 2005. However, any material deviations from the Company's forecasts could require the Company to seek waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.

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



ITEM 4.  CONTROLS AND PROCEDURES

         Holdings' management evaluated, with the participation of Holdings' principal executive and principal financial officers, the effectiveness of Holdings' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of July 31, 2004. Based on their evaluation, Holdings' principal executive and principal financial officer concluded that Holdings' disclosure controls and procedures were effective as of July 31, 2004.

         There has been no change in Holdings' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Holdings' fiscal quarter ended July 31, 2004, that has materially affected, or is reasonably likely to materially affect, Holdings' internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)  The Annual Meeting of Stockholders of Holdings was held on June 17, 2004.

(b) Each of the Directors listed in item (c) below was elected a Director of Holdings at the Annual Meeting for a one-year term.

(c) Voting for the election of directors of Holdings to serve until the next Annual Meeting:

                                               FOR               WITHHELD
                                                              (including broker
                                                                 non-votes)

         Shelley F. Greenhaus               11,730,831              34
         John Halpern                       11,730,831              34
         Allen I. Questrom                  11,730,831              34
         Howard Socol                       11,730,831              34
         Carl Spielvogel                    11,730,831              34
         David A. Strumwasser               11,730,831              34
         Robert J. Tarr, Jr.                11,730,831              34
         Douglas P. Teitelbaum              11,730,831              34
         Steven A. Van Dyke                 11,730,831              34

Other Matters:

11,730,831 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending January 29, 2005, with 23,474 shares voted against, 264 abstentions and no broker non-votes. Reference is made to Holdings' Proxy Statement dated May 10, 2004 for its 2004 Annual Meeting for additional information concerning the matters voted on at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)             Exhibit     Description
                  No.

                 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

                    The following Reports on Form 8-K were filed or furnished during the three months ended July 31, 2004:

                    A Form 8-K was furnished on May 24, 2004, under Item 12, relating to Holdings' May 24, 2004 press release setting forth Holdings' first quarter fiscal 2004 earnings.

                    A Form 8-K was filed on June 30, 2004, under Item 5, relating to Holdings' June 30, 2004 press release announcing the retention of investment bankers to explore strategic alternatives to enhance shareholder value.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 14, 2004

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


                Exhibit     Description
                  No.

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