Form 10-Q
period 2004-10-30
BARNEYS NEW YORK INC
filed 2004-12-14
CIK 1087414

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

{X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2004 or

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


         As of December 10, 2004 there were 14,210,318 shares of Barneys New York, Inc. common stock, par value $0.01 per share, outstanding.

================================================================================

                             BARNEYS NEW YORK, INC.

                                    FORM 10-Q

                         QUARTER ENDED October 30, 2004

                                Table of Contents


                                                                                      Page No.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

     Condensed consolidated statements of operations - Three and nine months
     ended October 30, 2004 and November 1, 2003                                         3

     Condensed consolidated balance sheets - October 30, 2004 and January 31,
     2004                                                                                4

     Condensed consolidated statements of cash flows - Nine months ended October
     30, 2004 and November 1, 2003                                                       5

     Notes to condensed consolidated financial statements - October 30, 2004             6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                16

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk                   23

ITEM 4.    Controls and Procedures                                                      23

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                            24

ITEM 6.    Exhibits                                                                     24



SIGNATURES                                                                              25


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                          (UNAUDITED)


                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    OCTOBER 30,   NOVEMBER 1,        OCTOBER 30,     NOVEMBER 1,
                                                                       2004          2003               2004            2003
                                                                    ----------     ----------        ----------      ----------
Net sales                                                           $ 126,944      $ 111,893         $ 341,750       $ 291,985
Cost of sales                                                          69,934         61,188           185,241         159,949
                                                                    ----------     ----------        ----------      ----------
          Gross profit                                                 57,010         50,705           156,509         132,036

Expenses:

  Selling, general and administrative
   expenses (including occupancy costs)                                45,154         40,775           128,179         115,468
  Depreciation and amortization                                         2,901          2,891             8,523           8,525
  Other income - net                                                   (1,363)        (1,209)           (4,665)         (4,486)
                                                                    ----------     ----------        ----------      ----------
          Operating income                                             10,318          8,248            24,472          12,529

Interest and financing costs, net of interest income                    3,914          3,957            11,752          11,250
                                                                    ----------     ----------        ----------      ----------
          Income before income taxes                                    6,404          4,291            12,720           1,279

Income taxes                                                            2,067            150             3,943             450
                                                                    ----------     ----------        ----------      ----------

          Net income                                                $   4,337      $   4,141         $   8,777       $     829
                                                                    ==========     ==========        ==========      ==========

Basic net income per share of common stock                          $    0.31      $    0.29         $    0.62       $    0.06
                                                                    ==========     ==========        ==========      ==========

Diluted net income per share of common stock                        $    0.28      $    0.29         $    0.59       $    0.06
                                                                    ==========     ==========        ==========      ==========

Weighted average number of shares of common stock outstanding:
     Basic                                                             14,154         14,103            14,131          14,103
                                                                    ==========     ==========        ==========      ==========

     Diluted                                                           15,317         14,464            14,937          14,384
                                                                    ==========     ==========        ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                   (UNAUDITED)

                                                                                                 OCTOBER 30,     JANUARY 31,
                                                                                                    2004            2004
                                                                                                 ----------      ----------
     ASSETS
      Current assets:
          Cash and cash equivalents                                                              $   8,133       $  15,566
          Receivables, less allowances of $4,472 and $4,077                                         35,405          28,652
          Inventories                                                                               79,486          61,535
          Other current assets                                                                       8,955           9,929
                                                                                                 ----------      ----------
                Total current assets                                                               131,979         115,682
      Fixed assets at cost, less accumulated depreciation
           and amortization of $57,195 and $48,754                                                  48,753          47,769
      Excess reorganization value                                                                  147,226         147,226
      Other assets                                                                                   6,408           7,923
                                                                                                 ----------      ----------

                Total assets                                                                     $ 334,366       $ 318,600
                                                                                                 ==========      ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
          Accounts payable                                                                       $  28,848       $  24,016
          Accrued expenses                                                                          30,880          32,963
                                                                                                 ----------      ----------
                Total current liabilities                                                           59,728          56,979

      Senior secured notes                                                                          92,875          90,536
      Other long-term liabilities                                                                    6,568           4,793

      Series A Redeemable Preferred Stock - Aggregate liquidation preference $2,000                    500             500

      Stockholders' equity:
          Common stock--$.01 par value; authorized
               25,000,000 shares-- shares issued 14,210,318 and 14,103,227                             142             141
          Additional paid-in capital                                                               169,225         169,187
          Accumulated other comprehensive income                                                       852             765
          Retained earnings (deficit)                                                                4,476          (4,301)
                                                                                                 ----------      ----------
                Total stockholders' equity                                                         174,695         165,792
                                                                                                 ----------      ----------

      Total liabilities and stockholders' equity                                                 $ 334,366       $ 318,600
                                                                                                 ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                     Barneys New York, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                   OCTOBER 30,     NOVEMBER 1,
                                                                      2004            2003
                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $    8,777      $      829
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                    12,379          11,592
      Write-off of fixed assets                                            88               -
      Write-off of unamortized bank fees                                    -             364
      Deferred compensation                                               320             318
      Deferred rent                                                       (52)          2,220
      Deferred taxes                                                    3,327               -
(Increase) decrease in:
     Receivables                                                       (6,753)         (4,715)
     Inventories                                                      (17,951)         (5,658)
     Other current assets                                                (759)            (44)
     Long-term assets                                                       -          (1,901)
 (Decrease) increase in:
     Accounts payable and accrued expenses                              2,749          (3,093)
                                                                   -----------     -----------
          Net cash provided by (used in) operating activities           2,125             (88)
                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions                                                  (9,597)         (5,619)
                                                                   -----------     -----------
          Net cash used in investing activities                        (9,597)         (5,619)
                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit agreement                                         12,289         330,881
Repayments of credit agreement                                        (12,289)       (340,812)
Proceeds from exercise of stock options                                    39               -
Proceeds from senior note offering                                          -          90,100
Repayment of long term debt                                                 -         (58,064)
Payment of deferred rent obligation                                         -         (12,000)
Debt origination costs                                                      -          (6,762)
                                                                   -----------     -----------
          Net cash provided by financing activities                        39           3,343
                                                                   -----------     -----------

Net decrease in cash and cash equivalents                              (7,433)         (2,364)
Cash and cash equivalents - beginning of period                        15,566           7,111
                                                                   -----------     -----------
Cash and cash equivalents - end of period                          $    8,133      $    4,747
                                                                   ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                             BARNEYS NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

           Barneys New York, Inc. ("Holdings") and subsidiaries (collectively the "Company") is a leading upscale retailer of men's, women's and children's apparel and accessories and items for the home. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 30, 2004 are not necessarily indicative of the results for the entire year.

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


(2)        Income Taxes

           The Company provides income taxes based on an estimated annual effective tax rate. In the third quarter ended October 30, 2004, the Company increased the annual effective tax rate by 1% to approximately 31%. The impact of this change in estimate for the first nine months was recorded in the third quarter ended October 30, 2004.



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

                                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       --------------------------  -------------------------
                                                                        OCTOBER 30,  NOVEMBER 1,   OCTOBER 30,   NOVEMBER 1,
                                                                           2004          2003          2004         2003
                                                                       -----------   -----------   -----------   -----------
   (amounts in thousands)
   Weighted average common shares outstanding.........................     14,154        14,103        14,131        14,103
   Effect of dilutive securities:
      Options.........................................................        905             -           495             -
      Warrants........................................................        258           361           311           281
                                                                       -----------   -----------   -----------   -----------
   Weighted average common shares outstanding and common
       share equivalents..............................................     15,317        14,464        14,937        14,384
                                                                       ===========   ===========   ===========   ===========



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

                                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       --------------------------  -------------------------
                                                                        OCTOBER 30,  NOVEMBER 1,   OCTOBER 30,   NOVEMBER 1,
                                                                           2004          2003          2004         2003
                                                                       -----------   -----------   -----------   -----------
   (amounts in thousands, except per share)

   Net income -as reported............................................ $    4,337    $    4,141    $    8,777    $      829
   Deduct: Stock-based employee compensation expense
      determined under fair value method, net of related
      tax effects.....................................................        (68)         (274)         (203)         (822)
                                                                       -----------   -----------   -----------   -----------

   Pro-forma net income............................................... $    4,269    $    3,867    $    8,574    $        7
                                                                       ===========   ===========   ===========   ===========
   Net income per share:
   Basic -- as reported............................................... $     0.31    $     0.29    $     0.62    $     0.06
                                                                       ===========   ===========   ===========   ===========
   Basic -- pro-forma................................................. $     0.30    $     0.27    $     0.61    $     0.00
                                                                       ===========   ===========   ===========   ===========
   Diluted -- as reported............................................. $     0.28    $     0.29    $     0.59    $     0.06
                                                                       ===========   ===========   ===========   ===========
   Diluted -- pro-forma............................................... $     0.28    $     0.27    $     0.57    $     0.00
                                                                       ===========   ===========   ===========   ===========

           As of October 30, 2004, Holdings' common stock was quoted on the Over-The-Counter Bulletin Board, but was only traded on a limited or sporadic basis and there was no established public trading market for such common stock.

(5)        Comprehensive Income

           Comprehensive income includes net income and the effect of changes in unrealized gains and losses on forward exchange contracts used to hedge merchandise commitments, which are reported separately in stockholders' equity.

                                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       --------------------------  -------------------------
                                                                        OCTOBER 30,  NOVEMBER 1,   OCTOBER 30,   NOVEMBER 1,
                                                                           2004          2003          2004         2003
                                                                       -----------   -----------   -----------   -----------
   (amounts in thousands)

   Net income......................................................... $    4,337    $    4,141    $    8,777    $      829
   Other comprehensive income (loss):
      Forward exchange contracts, net of tax..........................        982          (170)           87          (409)
                                                                       -----------   -----------   -----------   -----------
   Total comprehensive income......................................... $    5,319    $    3,971    $    8,864    $      420
                                                                       ===========   ===========   ===========   ===========

(6)        New Accounting Pronouncements

           On October 13, 2004, the Financial Accounting Standards Board reached a consensus on the effective date for SFAS No. 123R ("SFAS 123R"), "Share-Based Payment." SFAS 123R requires the Company to measure compensation cost for all share-based payments at fair value for interim and annual periods beginning after June 15, 2005. The Company is currently evaluating the requirements and impact of SFAS 123R on the Company's consolidated financial statements.

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

(8)        Subsequent Event

           On November 11, 2004, the Company announced the signing of an Agreement and Plan of Merger, dated as of November 10, 2004, among Jones Apparel Group, Inc. ("Jones"), Flintstone Acquisition Corp., a wholly owned indirect subsidiary of Jones ("Merger Sub"), and Holdings. Pursuant to the merger agreement, upon completion of the merger, each holder of Holdings common stock (other than stockholders who validly perfect appraisal rights under Delaware law and Holdings, Jones and Merger Sub) will be entitled to receive $19.00 per share in cash, without interest, and each holder of Holdings preferred stock (other than stockholders who validly perfect appraisal rights under Delaware law and Holdings, Jones and Merger Sub) will be entitled to receive $154.375 per share in cash, without interest. Upon completion of the merger, Holdings will become a wholly owned indirect subsidiary of Jones.

           Under the terms of the merger agreement, Jones will fund the repurchase of all of Barney's, Inc.'s outstanding senior secured notes due 2008, with a face value of $106.0 million, through a tender offer. Barney's, Inc. commenced the tender offer on November 17, 2004. As of December 1, 2004, holders of approximately 96.46% of the notes had tendered their notes.

           The boards of both companies have approved the transaction, and Bay Harbour Management L.P. and Whippoorwill Associates, Inc., who together own approximately 75% of the Company's common stock, have adopted the merger agreement and approved the merger and the other transactions contemplated by the merger agreement by written consent. This action by written consent is sufficient to adopt the merger agreement without the affirmative vote of any other Holdings stockholder. Holdings mailed an information statement to its stockholders on November 30, 2004 describing the transaction. Additionally, Holdings was notified that it was granted early termination of the Hart Scott Rodino waiting period for this transaction effective November 30, 2004. Holdings currently anticipates closing the transaction on or about December 20, 2004, however, there can be no assurance that the transaction will be completed by that time or at all.

(9)        Condensed Consolidating Financial Information

           On April 1, 2003, Barney's, Inc., a subsidiary of Holdings, issued $106.0 million principal amount of its 9.000% senior secured notes due April 1, 2008. Barney's, Inc. and the guarantor subsidiaries are 100% owned by Holdings. These notes have been fully and unconditionally, jointly and severally guaranteed by Holdings and each of the existing and future domestic restricted subsidiaries of Barney's, Inc. Subject to certain exceptions, Barney's, Inc. is restricted in its ability to make funds available to Holdings. The following condensed consolidating financial information of the Company is being provided pursuant to Rule 3-10(d) of Regulation S-X.

                                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                   THREE MONTHS ENDED OCTOBER 30, 2004
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                                        (In thousands)

Net sales.........................    $      --     $ 111,499     $  15,445       $      --        $      --      $ 126,944
Cost of sales.....................           --        62,834         7,100              --               --         69,934
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Gross profit...................           --        48,665         8,345              --               --         57,010
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense).......................          106        41,039         4,009              --               --         45,154
 Depreciation and amortization....           --         2,718           183              --               --          2,901
 Other income -- net..............           --        (1,363)           --              --               --         (1,363)
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Operating (loss) income........         (106)        6,271         4,153              --               --         10,318
Equity in net income of
    subsidiary....................       (6,510)           --            --              --            6,510             --
Interest and financing costs,
 net of interest income...........           --         3,914            --              --               --          3,914
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Income before income taxes.....        6,404         2,357         4,153              --           (6,510)         6,404
Income taxes......................        2,067            --            --              --               --          2,067
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Net income.....................    $   4,337     $   2,357     $   4,153       $      --        $  (6,510)     $   4,337
                                      ==========    ==========    ==========      ==========       ==========     ==========



                                                                   THREE MONTHS ENDED NOVEMBER 1, 2003
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                                     (IN THOUSANDS)

Net sales.........................      $    --     $  98,573     $  13,320       $      --        $      --      $ 111,893
Cost of sales.....................           --        55,057         6,131              --               --         61,188
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Gross profit...................           --        43,516         7,189              --               --         50,705
Expenses:
 Selling, general and
   administrative expenses
   (including occupancy
   expense).......................          106        36,973         3,696              --               --         40,775
 Depreciation and amortization....           --         2,705           186              --               --          2,891
 Other income -- net..............           --        (1,209)           --              --               --         (1,209)
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Operating (loss) income........         (106)        5,047         3,307              --               --          8,248
Equity in net income of
    subsidiary....................       (4,397)           --            --              --            4,397             --
Interest and financing costs,
 net of interest income...........           --         3,957            --              --               --          3,957
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Income before income taxes.....        4,291         1,090         3,307              --           (4,397)         4,291
Income taxes......................          150            --            --              --               --            150
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Net income.....................    $   4,141     $   1,090     $   3,307       $      --        $  (4,397)     $   4,141
                                      ==========    ==========    ==========      ==========       ==========     ==========


                                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                   NINE MONTHS ENDED OCTOBER 30, 2004
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                                        (In thousands)

Net sales.........................    $      --     $ 299,644     $  42,106       $      --        $      --      $ 341,750
Cost of sales.....................           --       163,449        21,792              --               --        185,241
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Gross profit....................           --       136,195        20,314              --               --        156,509
Expenses:
 Selling, general and
  administrative expenses
  (including occupancy
  expense)........................          318       116,304        11,557              --               --        128,179
 Depreciation and
  amortization....................           --         7,930           593              --               --          8,523
 Other income -- net..............           --        (4,665)           --              --               --         (4,665)
                                      ----------    ----------    ----------      ----------       ----------     ----------
 Operating (loss) income..........         (318)       16,626         8,164              --               --         24,472
Equity in net income of
 subsidiary.......................      (13,038)           --            --              --           13,038             --
Interest and financing
 costs, net of interest
 income...........................           --        11,752            --              --               --         11,752
                                      ----------    ----------    ----------      ----------       ----------     ----------
Income before income
  taxes...........................       12,720         4,874         8,164              --          (13,038)        12,720
Income taxes......................        3,943            --            --              --               --          3,943
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Net  income.....................    $   8,777     $   4,874     $   8,164       $      --        $ (13,038)     $   8,777
                                      ==========    ==========    ==========      ==========       ==========     ==========


                                                                   NINE MONTHS ENDED NOVEMBER 1, 2003
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                                        (IN THOUSANDS)

Net sales.........................    $      --     $ 255,925     $  36,060       $      --        $      --      $ 291,985
Cost of sales.....................           --       140,880        19,069              --               --        159,949
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Gross profit....................           --       115,045        16,991              --               --        132,036
Expenses:
 Selling, general and
  administrative expenses
  (including occupancy
  expense)........................          318       104,458        10,692              --               --        115,468
 Depreciation and
  amortization....................           --         7,974           551              --               --          8,525
 Other income -- net..............           --        (4,486)           --              --               --         (4,486)
                                      ----------    ----------    ----------      ----------       ----------     ----------
 Operating (loss) income..........         (318)        7,099         5,748              --               --         12,529
Equity in net income of
 subsidiary.......................       (1,597)           --            --              --            1,597             --
Interest and financing
 costs, net of interest
 income...........................           --        11,250            --              --               --         11,250
                                      ----------    ----------    ----------      ----------       ----------     ----------
Income (loss) before income
  taxes...........................        1,279        (4,151)        5,748              --           (1,597)         1,279
Income taxes......................          450            --            --              --               --            450
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Net income (loss)...............    $     829     $  (4,151)    $   5,748       $      --        $  (1,597)     $     829
                                      ==========    ==========    ==========      ==========       ==========     ==========


                                                             CONDENSED CONSOLIDATING BALANCE SHEET

                                                                   NINE MONTHS ENDED OCTOBER 30, 2004
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                              (In thousands, except share data)

  ASSETS
  Current assets:
   Cash and cash equivalents......   $       --     $   7,228     $     905       $      --       $       --      $   8,133
   Receivables, less allowances
    of $4,472.....................           --        35,037           368              --               --         35,405
   Inventories....................           --        64,419        15,067              --               --         79,486
   Other current assets...........          928         7,585           442              --               --          8,955
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total current assets........          928       114,269        16,782              --               --        131,979
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $57,195........           --        46,646         2,107              --               --         48,753
  Excess reorganization value.....           --       147,226            --              --               --        147,226
  Investment in and advances to
   subsidiary.....................      177,708        29,044            --              --         (206,752)            --
  Other assets....................           --         6,397            11              --               --          6,408
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total assets................    $ 178,636     $ 343,582     $  18,900       $      --       $ (206,752)     $ 334,366
                                      ==========    ==========    ==========      ==========       ==========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable...............   $       --     $  28,531     $     317       $      --       $       --      $  28,848
   Accrued expenses...............          380        23,940         6,560              --               --         30,880
   Net affiliate payable..........           --       127,147        30,310              --         (157,457)            --
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total current liabilities.            380       179,618        37,187              --         (157,457)        59,728
  Long-term debt..................           --        92,875            --              --               --         92,875
  Other long-term liabilities.....        3,913         3,782        (1,127)             --               --          6,568
  Series A Redeemable Preferred
   Stock--Aggregate
   liquidation preference $2,000..          500            --            --              --               --            500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock................           --            --           214              --             (214)            --
   Common stock -- $.01 par
    value; authorized
    25,000,000 shares --
    issued 14,210,318 shares......          142            --           341              --             (341)           142
   Additional paid-in capital.....      169,225            --        45,176              --          (45,176)       169,225
   Accumulated other
     comprehensive income.........           --           852            --              --                --           852
   Retained earnings (deficit)....        4,476        66,455       (62,891)             --           (3,564)         4,476
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total stockholders' equity..      173,843        67,307       (17,160)             --          (49,295)       174,695
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Total liabilities and
   stockholders' equity...........    $ 178,636     $ 343,582     $  18,900       $      --        $(206,752)     $ 334,366
                                      ==========    ==========    ==========      ==========       ==========     ==========


                                                        CONDENSED CONSOLIDATING BALANCE SHEET

                                                                     JANUARY 31, 2004
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                           (In thousands, except share data)
  ASSETS
  Current assets:
   Cash and cash equivalents.......   $      --     $  15,029     $     537       $      --       $       --      $  15,566
   Receivables, less allowances
    of $4,077......................          --        28,354           298              --               --         28,652
   Inventories.....................          --        51,337        10,198              --               --         61,535
   Other current assets............       2,787         6,769           373              --               --          9,929
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total current assets.........       2,787       101,489        11,406              --               --        115,682
  Fixed assets at cost, less
   accumulated depreciation and
   amortization of $48,754.........          --        45,209         2,560              --               --         47,769
  Excess reorganization value......          --       147,226            --              --               --        147,226
  Investment in and advances to
   subsidiary......................     165,135        29,660            --              --         (194,795)            --
  Other assets.....................          --         7,912            11              --               --          7,923
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total assets.................   $ 167,922     $ 331,496     $  13,977       $      --        $(194,795)     $ 318,600
                                      ==========    ==========    ==========      ==========       ==========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable................   $      --     $  23,747     $     269       $      --        $      --      $  24,016
   Accrued expenses................         102        25,997         6,864              --               --         32,963
   Net affiliate payable...........          --       125,045        33,493              --         (158,538)            --
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total current liabilities             102       174,789        40,626              --         (158,538)        56,979
  Long-term debt...................          --        90,536            --              --               --         90,536
  Other long-term liabilities......       2,293         3,825        (1,325)             --               --          4,793
  Series A Redeemable Preferred
   Stock -- Aggregate
   liquidation preference $2,000...         500            --            --              --               --            500
  Commitments and contingencies
   Stockholders' equity:
   Preferred stock.................          --            --           214              --             (214)            --
   Common stock -- $.01 par
    value; authorized
    25,000,000 shares --
    issued 14,103,227 shares.......         141            --           341              --             (341)           141
   Additional paid-in capital......     169,187            --        45,176              --          (45,176)       169,187
   Accumulated other
       comprehensive income........          --           765            --              --               --            765
   Retained (deficit) earnings.....      (4,301)       61,581       (71,055)             --            9,474         (4,301)
                                      ----------    ----------    ----------      ----------       ----------     ----------
      Total stockholders' equity...     165,027        62,346       (25,324)             --          (36,257)       165,792
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Total liabilities and
   stockholders' equity............   $ 167,922     $ 331,496     $  13,977       $      --        $(194,795)     $ 318,600
                                      ==========    ==========    ==========      ==========       ==========     ==========


                                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                   NINE MONTHS ENDED OCTOBER 30, 2004
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                                        (In thousands)
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net income.......................   $   8,777     $   4,874     $   8,164       $      --        $ (13,038)     $   8,777
  Adjustments to reconcile net
   income  to net cash (used in)
   provided by operating
  activities:
  Depreciation and amortization....          --        11,786           593              --               --         12,379
  Write-off of fixed assets........          --            88            --              --               --             88
  Deferred compensation............         320            --            --              --               --            320
  Deferred rent....................          --          (250)          198              --               --            (52)
  Deferred taxes...................       3,327            --            --              --               --          3,327
  Equity in net income of
     subsidiary....................     (13,038)           --            --              --           13,038             --
  Decrease (increase) in:
   Receivables.....................          --        (6,683)          (70)             --               --         (6,753)
   Inventories.....................          --       (13,082)       (4,869)             --               --        (17,951)
   Other current assets............          --          (690)          (69)             --               --           (759)
  Increase (decrease) in:
   Accounts payable and accrued
     expenses......................         279         2,726          (256)             --               --          2,749
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Net cash (used in) provided
  by operating activities..........        (335)       (1,231)        3,691              --               --          2,125
                                      ----------    ----------    ----------      ----------       ----------     ----------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions............          --        (9,456)         (141)             --               --         (9,597)
  Investment in and advances to
   subsidiary......................         335         2,847        (3,182)             --               --             --
                                      ----------    ----------    ----------      ----------       ----------     ----------
     Net cash provided by (used
      in) investing activities.....         335        (6,609)       (3,323)             --               --         (9,597)
                                      ----------    ----------    ----------      ----------       ----------     ----------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from credit agreement...          --        12,289            --              --               --         12,289
  Repayments of credit agreement...          --       (12,289)           --              --               --        (12,289)
  Proceeds from exercise of
     stock options.................          --            39            --              --               --             39
                                      ----------    ----------    ----------      ----------       ----------     ----------
     Net cash provided by
  financing activities.............          --            39            --              --               --             39
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Net (decrease) increase in cash
   and cash equivalents............          --        (7,801)          368              --               --         (7,433)
  Cash and cash equivalents --
   beginning of period.............          --        15,029           537              --               --         15,566
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Cash and cash equivalents -- end
   of period.......................   $      --     $   7,228     $     905       $      --        $      --      $   8,133
                                      ==========    ==========    ==========      ==========       ==========     ==========

                                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                   NINE MONTHS ENDED NOVEMBER 1, 2003
                                      ---------------------------------------------------------------------------------------
                                                     BARNEY'S,    GUARANTOR      NON-GUARANTOR                   CONSOLIDATED
                                       HOLDINGS        INC.      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                      ----------    ----------   ------------   --------------    ------------   ------------
                                                                        (IN THOUSANDS)
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net income (loss)................   $     829     $  (4,151)    $   5,748       $      --       $   (1,597)     $     829
  Adjustments to reconcile net
   income (loss)  to net cash
   (used in) provided by operating
   activities:
  Depreciation and amortization....          --        11,041           551              --               --         11,592
  Write-off of unamortized bank
   fees............................          --           364            --              --               --            364
  Deferred rent....................          --         1,891           329              --               --          2,220
  Deferred compensation............         318            --            --              --               --            318
  Equity in net loss of
  subsidiary.......................      (1,597)           --            --              --            1,597             --
  Decrease (increase) in:
   Receivables.....................          --        (4,788)           73              --               --         (4,715)
   Inventories.....................          --        (1,930)       (3,728)             --               --         (5,658)
   Other current assets............          --           (50)            6              --               --            (44)
   Long-term assets................          --        (1,901)           --              --               --         (1,901)
  Increase (decrease) in:
   Accounts payable and accrued
     expenses......................         (56)       (4,822)        1,785              --               --         (3,093)
                                      ----------    ----------    ----------      ----------       ----------     ----------
   Net cash (used in) provided by
     operating activities..........        (506)       (4,346)        4,764              --               --            (88)
                                      ----------    ----------    ----------      ----------       ----------     ----------
  CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Fixed asset additions............          --        (5,395)         (224)             --               --         (5,619)
  Investment in and advances to
   subsidiary......................         506         3,974        (4,480)             --               --             --
                                      ----------    ----------    ----------      ----------       ----------     ----------
     Net cash provided by (used
      in) investing activities.....         506        (1,421)       (4,704)             --               --         (5,619)
                                      ----------    ----------    ----------      ----------       ----------     ----------
  CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from credit agreement...          --       330,881            --              --               --        330,881
  Repayments of credit agreement...          --      (340,812)           --              --               --       (340,812)
  Proceeds from senior note
  offering.........................          --        90,100            --              --               --         90,100
  Repayment of long term debt......          --       (58,064)           --              --               --        (58,064)
  Payment of deferred rent
   obligation......................          --       (12,000)           --              --               --        (12,000)
  Debt origination costs...........          --        (6,762)           --              --               --         (6,762)
                                      ----------    ----------    ----------      ----------       ----------     ----------
     Net cash provided by
  financing activities.............          --         3,343            --              --               --          3,343
                                      ----------    ----------    ----------      ----------       ----------     ----------

  Net (decrease) increase  in
  cash and cash equivalents........          --        (2,424)           60              --               --         (2,364)
  Cash and cash equivalents --
   beginning of period.............          --         6,666           445              --               --          7,111
                                      ----------    ----------    ----------      ----------       ----------     ----------
  Cash and cash equivalents -- end
   of period.......................   $      --     $   4,242     $     505       $      --        $      --     $    4,747
                                      ==========    ==========    ==========      ==========       ==========     ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

           This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," or similar expressions. These statements include, among others, statements regarding the timing of completion of the merger with Jones, the Company's expected business outlook, anticipated financial and operating results, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount and timing of future store openings and capital expenditures, the likelihood of the Company's success in expanding its business, financing plans, working capital needs and sources of liquidity.

           Forward-looking statements are only estimates or predictions and are not guarantees of performance. These statements are based on the Company's management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for the merchandise the Company sells, the introduction of new merchandise, store opening costs, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company's ability to control or predict. Such factors include, among others, the following:

     o the effects of the transaction with Jones and that the transaction will not be delayed or terminated;

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

Acquisition by Jones Apparel Group, Inc.

           On November 11, 2004, the Company announced the signing of an Agreement and Plan of Merger, dated as of November 10, 2004, among Jones Apparel Group, Inc. ("Jones"), Flintstone Acquisition Corp., a wholly owned indirect subsidiary of Jones ("Merger Sub"), and Holdings. Pursuant to the merger agreement, upon completion of the merger, each holder of Holdings common stock (other than stockholders who validly perfect appraisal rights under Delaware law and Holdings, Jones and Merger Sub) will be entitled to receive $19.00 per share in cash, without interest, and each holder of Holdings preferred stock (other than stockholders who validly perfect appraisal rights under Delaware law and Holdings, Jones and Merger Sub) will be entitled to receive $154.375 per share in cash, without interest. Upon completion of the merger, Holdings will become a wholly owned indirect subsidiary of Jones.

         Under the terms of the merger agreement, Jones will fund the repurchase of all of Barney's, Inc.'s outstanding senior secured notes due 2008, with a face value of $106.0 million, through a tender offer. Barney's, Inc. commenced the tender offer on November 17, 2004. As of December 1, 2004, holders of approximately 96.46% of the notes had tendered their notes.

           The boards of both companies have approved the transaction, and Bay Harbour Management L.P. and Whippoorwill Associates, Inc., who together own approximately 75% of the Company's common stock, have adopted the merger agreement and approved the merger and the other transactions contemplated by the merger agreement by written consent. This action by written consent is sufficient to adopt the merger agreement without the affirmative vote of any other Holdings stockholder. Holdings mailed an information statement to its stockholders on November 30, 2004 describing the transaction. Additionally, Holdings was notified that it was granted early termination of the Hart Scott Rodino waiting period for this transaction effective November 30, 2004. Holdings currently anticipates closing the transaction on or about December 20, 2004, however, there can be no assurance that the transaction will be completed by that time or at all.


Results of Operations

GENERAL

           Fiscal 2004 year to date comparable store sales and overall operating results reflect the continued execution of our core business strategies and the current momentum in the high-end retail sector, driven in part by stronger financial markets and consumer confidence. In contrast, fiscal 2003 sales and overall operating results during the same period were negatively impacted by unusually harsh winter weather in the Northeast, as well as other external factors, particularly in the first six months of the year, including the threat of and eventual war in Iraq, continued weakness in the economy and soft financial markets.

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

Three Months Ended October 30, 2004 Compared to the Three Months Ended November 1, 2003

           Net sales for the three months ended October 30, 2004 were $126.9 million compared to $111.9 million for the three months ended November 1, 2003, an increase of 13.5%. Comparable store sales increased 12.5%.

           Gross profit on sales increased 12.4% to $57.0 million for the three months ended October 30, 2004 from $50.7 million in the three months ended November 1, 2003. This net increase is primarily attributable to the sales increase discussed above which impacted our gross profit by approximately $6.0 million. In addition, the prior year included the reversal of an accrual no longer considered necessary which favorably impacted our gross profit by approximately $600,000. As a result, gross profit as a percentage of net sales was 44.9% for the three months ended October 30, 2004 compared to 45.3% for the three months ended November 1, 2003.

           Selling, general and administrative expenses, including occupancy expenses, increased 10.7% in the three months ended October 30, 2004 to $45.2 million from $40.8 million in the three months ended November 1, 2003. Personnel and related costs increased in the aggregate approximately $2.6 million. This increase resulted primarily from wage increases, higher employee benefit costs, and increased variable personnel costs in line with the increased sales discussed above. Occupancy costs increased approximately $1.2 million primarily related to contractual inflationary adjustments, increased real estate taxes, principally related to our New York City properties and to a lesser extent, the costs of operating one new Co-Op store. Selling, general and administrative expenses declined as a percentage of sales to 35.6% in the three months ended October 30, 2004 from 36.4% in the prior year period.

           Income taxes increased to $2.1 million in the three months ended October 30, 2004 from $150,000 in the three months ended November 1, 2003. The significant increase in expense during the third quarter reflects the Company's annual effective tax rate which presently is being estimated at approximately 31%. Given the sustained, strong improvement in the operating results this year, this rate is principally being driven by estimated changes in expected net income, partially offset by the elimination of the tax valuation allowance provided in prior years. In addition, the effective rate includes a current provision principally for state and local taxes.

           The Company's net income for the three months ended October 30, 2004 was $4.3 million compared to $4.1 million for the three months ended November 1, 2003. Basic and diluted net income per common share for the three months ended October 30, 2004 was $0.31 and $0.28, respectively. Basic and diluted net income per common share for the three months ended November 1, 2003 was $0.29.


Nine Months Ended October 30, 2004 Compared to the Nine Months Ended November 1, 2003

           Net sales for the nine months ended October 30, 2004 were $341.8 million compared to $292.0 million for the nine months ended November 1, 2003, an increase of 17.0%. Comparable store sales increased 15.9%. Sales were strong particularly in our flagship and Co-Op stores, and in substantially all merchandise categories.

           Gross profit on sales increased 18.5% to $156.5 million for the nine months ended October 30, 2004 from $132.0 million in the nine months ended November 1, 2003. This net increase is primarily attributable to the following: the sales increase discussed above impacted our gross profit by approximately $22.0 million and decreased promotional selling impacted our gross profit by approximately $3.0 million. As a result, gross profit as a percentage of net sales was 45.8% for the nine months ended October 30, 2004 compared to 45.2% for the nine months ended November 1, 2003.

           Selling, general and administrative expenses, including occupancy expenses, increased 11.0% in the nine months ended October 30, 2004 to $128.2 million from $115.5 million in the nine months ended November 1, 2003. Personnel and related costs increased in the aggregate approximately $7.6 million. This increase resulted primarily from wage increases, higher employee benefit costs, and increased variable personnel costs in line with the increased sales discussed above. Other more significant variable costs impacted by the sales increase were third party credit card fees and our loyalty program expense with aggregate increases of approximately $900,000. Occupancy costs increased approximately $3.2 million primarily related to contractual inflationary adjustments, increased real estate taxes, principally related to our New York City properties and to a lesser extent, the costs of operating new Co-Op stores. Selling, general and administrative expenses declined as a percentage of sales to 37.5% in the nine months ended October 30, 2004 from 39.5% in the prior year period.

           Interest and financing costs, net increased 4.5% in the nine months ended October 30, 2004 to $11.8 million from $11.3 million in the nine months ended November 1, 2003, as a result of the increased cost of capital associated with Barney's, Inc.'s senior notes issuance on April 1, 2003.

           Other income, net, which primarily includes finance charge income in connection with the Company's private label credit card operations, also includes $750,000 in the nine months ended October 30, 2004 and November 1, 2003 related to cash payments received by the Company in connection with a prior amendment to our trademark license agreement with an affiliate of Isetan and the granting of our consent to matters relating to the establishment of an additional Barneys New York store in Japan.

           Income taxes increased to $3.9 million in the nine months ended October 30, 2004 from $450,000 in the nine months ended November 1 2003. The significant increase in expense during the nine months reflects the Company's annual effective tax rate which presently is being estimated at approximately 31%. Given the sustained, strong improvement in the operating results this year, this rate is principally being driven by estimated changes in expected net income, partially offset by the elimination of the tax valuation allowance provided in prior years. In addition, the effective rate includes a current provision principally for state and local taxes.

           The Company's net income for the nine months ended October 30, 2004 was $8.8 million compared to $829,000 for the nine months ended November 1, 2003. Basic and diluted net income per common share for the nine months ended October 30, 2004 was $0.62 and $0.59, respectively. Basic and diluted net income per common share for the nine months ended November 1, 2003 was $0.06.

LIQUIDITY AND CAPITAL

Liquidity and Capital Resources

           At October 30, 2004, the Company had cash and cash equivalents of $8.1 million compared to $4.7 million at November 1, 2003. Cash provided by operations for the nine months ended October 30, 2004 was approximately $2.1 million compared to cash used in operations of $88,000 for the nine months ended November 1, 2003. This increase from the prior year period is principally a result of a $7.9 million improvement in net income. The Company's working capital was $72.3 million at October 30, 2004 compared to $58.7 million at January 31, 2004. At October 30, 2004, the largest changes in our working capital pertained to inventory and accounts receivable. Inventory increased approximately $18.0 million to $79.5 million from $61.5 million at January 31, 2004. The increase in the current year is primarily attributed to meeting the needs of the current sales trend. At October 30, 2004, accounts receivable increased approximately $6.8 million to $35.4 million from $28.7 million at January 31, 2004. Accounts receivable is higher this year principally as a result of the strong sales trend.

           The Company incurred capital expenditures of $9.6 million during the nine months ended October 30, 2004. Of the total capital expenditures, $6.7 million was spent on leasehold improvements, $2.5 million was spent on furniture, fixtures and equipment and $400,000 was spent on management information systems. Pursuant to the covenants contained in the Company's credit facility, the Company's total capital expenditures for fiscal year 2004 were established at a base level of $10 million subject to certain permitted adjustments. The Company will principally fund its capital expenditures through cash generated from operations or through borrowings under its credit facility.

           Cash provided by financing activities was $39,000 in the nine months ended October 30, 2004 compared to $3.3 million in the nine months ended November 1, 2003. In the prior year period, excess cash was provided through the senior notes issuance which was utilized for working capital requirements. As a result of the long term debt structure resulting from the senior notes offering and the improved operating results in the current and prior year, the Company's primary source of liquidity has been cash generated from operations.

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

           Availability under the restated credit facility is calculated as a percentage of eligible inventory and receivables, including finished inventory covered by undrawn documentary letters of credit and Barneys private label credit card receivables, less certain reserves. At October 30, 2004, prior to the $8.0 million minimum excess borrowing base availability covenant, we had approximately $49.6 million of availability under this facility.

           At October 30, 2004, there were no loans outstanding under the restated credit facility, and approximately $10.4 million was committed under unexpired letters of credit. Additionally, as collateral for performance on certain leases and as credit guarantees, Barney's, Inc. is contingently liable under standby letters of credit under the restated credit facility in the amount of approximately $13.1 million.

           As of October 30, 2004, the Company was in compliance with all of the financial covenants contained in its restated credit facility. Management believes that it will be in compliance with the financial covenants contained in the restated credit facility for the fiscal year ending January 29, 2005. However, any material deviations from the Company's forecasts could require the Company to seek waivers or amendments of covenants, alternative sources of financing or to reduce expenditures. There can be no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to the Company.


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


NEW ACCOUNTING PRONOUNCEMENTS

         On October 13, 2004, the Financial Accounting Standards Board reached a consensus on the effective date for SFAS No. 123R ("SFAS 123R"), "Share-Based Payment." SFAS 123R requires the Company to measure compensation cost for all share-based payments at fair value for interim and annual periods beginning after June 15, 2005. The Company is currently evaluating the requirements and impact of SFAS 123R on the Company's consolidated financial statements.

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


ITEM 4.    CONTROLS AND PROCEDURES

           Holdings' management evaluated, with the participation of Holdings' principal executive and principal financial officers, the effectiveness of Holdings' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 30, 2004. Based on their evaluation, Holdings' principal executive and principal financial officers concluded that Holdings' disclosure controls and procedures were effective as of October 30, 2004.

           There has been no change in Holdings' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Holdings' fiscal quarter ended October 30, 2004, that has materially affected, or is reasonably likely to materially affect, Holdings' internal control over financial reporting.

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


                  .

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 14, 2004

                                         BARNEYS NEW YORK, INC.



                                         By:  /s/ Steven M. Feldman
                                            ------------------------------------
                                            Name:  Steven M. Feldman
                                            Title: Executive Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

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